Form 10-Q
period 1995-08-05
FASTCOMM COMMUNICATIONS CORP
filed 1995-09-19
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         AUGUST  5, 1995           .
                               ----------------------------------

/   /  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

       For the transition period from                       to
                                      ---------------------    ----------------

                        Commission File Number:  0-17168


                      FASTCOMM COMMUNICATIONS CORPORATION
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                VIRGINIA                                       54-1289115
----------------------------------------                 ----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                      Identification Number)

          45472 HOLIDAY DRIVE
           STERLING, VIRGINIA                                    20166
----------------------------------------                 ---------------------
(Address of principal executive offices)                       (Zip Code)

       Registrant's Telephone Number, including area code:  703/318-7750

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .  No     .
   -----      ----

As of September 1, 1995, there were 9,444,529 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

No exhibits are filed with this report, which consists of 13 consecutively numbered pages.

                      FASTCOMM COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS


PART I           FINANCIAL INFORMATION                             PAGE NO.
                                                                   --------

       Item 1.   Financial Statements

                 Consolidated Statements of Operations
                 Fiscal quarters ended August 5, 1995
                 and July 31, 1994  . . . . . . . . . . . . . . . . . .   3

                 Consolidated Balance Sheets -
                 August 5, 1995 and April 30, 1995  . . . . . . . . . .   4

                 Consolidated Statements of Cash Flows
                 Fiscal quarters ended August 5, 1995
                 and July 31, 1994  . . . . . . . . . . . . . . . . . .   5

                 Notes to Consolidated Financial Statements . . . . .   6-7

       Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations . . . . . . . . . . . . . . . . . . . . .  8-11

PART II          OTHER INFORMATION

       Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . .  12


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13





                                 (Page 2 of 13)

                       PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                      FASTCOMM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                Fiscal quarter ended
                                            -----------------------------
                                             August 5,          July 31,
                                                1995              1994
                                            ----------          ---------
Product sales                               $1,400,707           $924,649

Expenses
     Cost of sales                             691,379            428,664
     Selling, general and administrative     1,016,841            907,316
     Research and development                  276,837            203,907
     Depreciation and amortization              68,113             52,756
                                            ----------          ---------

Income (loss) from operations                 (652,463)          (667,994)

Other income (expense)
     Other income                                  409                  -
     Interest income                            46,478             10,210
     Interest expense                           (9,980)            (5,726)
                                            ----------          ---------
Net loss                                     ($615,556)         ($663,510)
                                            ==========          =========

Loss per share

          Primary                               ($0.07)            ($0.08)
          Fully diluted                         ($0.07)            ($0.08)

     Weighted average number of shares
          Primary                            9,444,529          8,013,292
          Fully diluted                      9,444,529          8,013,292

     See accompanying notes to unaudited consolidated financial statements





                                 (Page 3 of 13)

                      FASTCOMM COMMUNICATIONS CORPORATION
                                 BALANCE SHEET

                                    ASSETS

                                                          August 5,         April 30,
                                                             1995              1995
                                                         ------------       -----------
                                                         (unaudited)         (audited)
Current assets
      Cash and cash equivalents                            $2,551,449        $3,105,346
      Restricted investments                                -                   374,687
      Accounts receivable, net of provision for
      returns and doubtful accounts of $225,000
      and $204,000                                          1,214,542         1,332,473
      Inventories                                           1,935,425         1,969,150
      Prepaid and other                                        78,115            74,685
                                                           ----------        ----------
                                                            5,779,531         6,856,341


Property, plant and equipment                                  329,256          281,325
Software license, rights and other intangibles                 324,723          357,779
Other assets                                                    83,555           81,844
                                                           ----------        ----------
                                                           $6,517,065        $7,577,289
                                                           ==========        ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Current portion of long term debt                    $107,941          $226,171
      Accounts payable and accrued liabilities              774,160           969,425
      Other current liabilities                              42,640           101,059
                                                         ----------        ----------
                                                            924,741         1,296,655

      Long term obligations, less current maturities         59,000           131,754
                                                         ----------        ----------
                                                            983,741         1,428,409
                                                         ----------        ----------

Shareholders' equity
      Common stock, $.01 par value,                          94,445            94,445
      (25,000,000 shares authorized;
      9,444,529 issued and outstanding)
      Additional paid in capital                         13,249,770        13,249,770
      Accumulated deficit                                (7,810,891)       (7,195,335)
                                                         ----------        ----------
      Total shareholders' equity                          5,533,324         6,148,880

                                                         ----------        ----------
                                                         $6,517,065        $7,577,289
                                                         ==========        ==========



     See accompanying notes to unaudited consolidated financial statements





                                 (Page 4 of 13)

                      FASTCOMM COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                                  (unaudited)

                                                                               Fiscal quarter ended
                                                                       ------------------------------------
                                                                       August 5,                   July 31,
                                                                         1995                        1994
                                                                       ----------                 ---------
Operating activities
      Net loss                                                         ($615,556)                  ($663,510)

  Items not affecting cash
      Depreciation and amortization                                       68,113                      52,756
      Provision for doubtful accounts                                     20,700
      Provision for inventory obsolescence                                30,000

  Cash effect of changes in:
      Accounts receivable                                                 97,230                     593,421
      Inventories                                                          3,725                    (226,723)
      Prepaid and other current assets                                    (3,428)                     (3,081)
      Other non current assets                                            (1,712)                     (1,337)
      Accounts payable and accrued liabilities                          (195,265)                    (17,743)
      Other current liabilities                                          (58,419)                    (34,153)

                                                                       ----------                  ----------
      Net cash (used) provided by operations                            (654,612)                   (300,370)
                                                                       ----------                  ----------

Investing activities
      Additions of property, plant and equipment                         (82,988)                    (12,027)
      Purchase of software license rights and
         other intangible assets                                                                     (67,500)
      Reduction of investment collateral                                 374,687                      13,088

                                                                       ----------                  ----------
      Net cash provided (used) by investing activities                   291,699                     (66,439)
                                                                       ----------                  ----------

Financing activities
      Proceeds from exercise of options                                                                2,109
      Repayment of notes payable to bank                                (190,984)                    (89,891)
      Proceeds from notes payable bank                                                                80,000

                                                                       ----------                  ----------
      Net cash provided (used) by financing activities                  (190,984)                     (7,782)
                                                                       ----------                  ----------

Net increase (decrease) in cash and equivalents                          (553,897)                  (374,591)

Cash and cash equivalents, beginning of period                          3,105,346                    975,749
                                                                       ----------                  ----------

Cash and cash equivalents, end of period                               $2,551,449                   $601,158
                                                                       ==========                  ==========


           See accompanying notes to unaudited consolidated financial statements





                                 (Page 5 of 13)

                     FASTCOMM COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements of FastComm Communications Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-K.

     In the opinion of Management, the consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation.

     The results of operations as presented in this report are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 1996.

     The Company's fiscal year ends on April 30. For interim reporting purposes, effective with the quarter ended October 31, 1992, the interim fiscal quarters are closed on the first weekend following the calendar quarter end date, unless the quarter end date falls on a weekend, in which case such weekend is used as the interim fiscal quarter end. Prior to the quarter ended October 31, 1992, the interim fiscal quarters were closed on the last day of the calendar quarter end.

     The quarter ended August 5, 1995, included 97 calendar days, five greater than that of the quarter ended July 31, 1994.

2.   EARNINGS (LOSS) PER SHARE

     Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. For the quarter ended August 5, 1995, the earnings per share calculation does not include common share equivalents in that the inclusion of such equivalents would be antidilutive.





                                 (Page 6 of 13)

3.   INVENTORIES

     Inventories are valued at the lower of cost or market and consist of the following:

                                           August 5,           April 30,
                                             1995                1995
                                         --------------------------------
Production materials                         $984,828          $1,151,875
Work-in-process                               232,368             148,875
Finished goods                                718,229             668,400
                                           ----------          ----------
                                           $1,935,425          $1,969,150
                                           ==========          ==========

4.   RELATED PARTY TRANSACTIONS

     During the quarter ended August 5, 1995, the Company sold approximately $38,000 of product under normal terms and conditions to Newbridge Networks Inc., a subsidiary of Newbridge Networks Corporation, a Canadian telecommunications company. FastComm sells to Newbridge under net 30 terms with prompt payment discounts. Such terms are consistent with that of similar customers. Title passes on shipment of product. Peter C. Madsen, President, Chief Executive Officer and Chairman of the Board of Directors of FastComm Communications Corporation is also a Director of Newbridge Networks Corporation. The accounts receivable due from Newbridge were $30,000 at August 5, 1995, and $51,000 at April 30, 1995.

     Thomas G. Amon, Director, is a partner in the law firm of Amon & Sabatini. Invoices for services rendered the Company, in the current fiscal quarter, by Amon & Sabatini totaled $78,000.





                                 (Page 7 of 13)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       RESULTS OF OPERATIONS
       REVENUE

                                               Fiscal quarter ended
                                         --------------------------------
                                           August 5,            July 31,
                                             1995                 1994
                                         -----------          -----------
       Sales                               $1,400,707            $924,649


       Product sales increased $662,000 (90%) over that of the previous quarter and increased $476,000 (51%) when compared with the corresponding quarter of fiscal 1995. The increase in product sales from that of the previous quarter was primarily attributable to an increase in the sale of frame relay access devices ($1,168,000 as compared with $555,000) due to greater demand for frame relay services. The increase in product sales over that of the corresponding quarter in the previous fiscal year was also primarily attributable to increased sales of frame relay access devices ($1,168,000 as compared with $410,000) offset by decreased sales of data compression products and analog modems. The market for the Company's data compression products has shifted from the domestic market to the international market where circuit costs are higher and the economies offered by compression are greater. The Company continues to manufacture analog modems for specialized applications, however, it has no plans to sell into the consumer market for low end modems.

       The quarter ended August 5, 1995, included net product sales of $140,000 to an international distributor and $240,000 to a domestic distributor.

       The Company continues to focus its selling efforts on larger customers that offer strong resale support of FastComm products to end users and on those that present significant resale potential.

       A significant portion of the Company's sales are derived from products shipped against firm purchase received in each fiscal quarter and from products shipped against firm purchase orders released in that quarter. Unforeseen delays in product deliveries or the closing of sales, introduction of new products by the Company or its competitors, varying patterns of customer capital expenditures or other conditions affecting the networking industry or the economy during any fiscal quarter could cause quarterly revenue and net earnings to vary greatly.





                                 (Page 8 of 13)

       COST OF GOODS SOLD AND GROSS MARGIN

                                               Fiscal quarter ended
                                         --------------------------------
                                           August 5,            July 31,
                                             1995                 1994
                                         -----------           ----------
      Cost of sales                        $691,379             $428,664

      Gross Margin                            51%                  54%

      Gross margin is calculated by subtracting cost of sales from net product sales. Gross margin on product sales during the current fiscal quarter approximated 51%, as compared with that of 54% for the quarter ended July 31, 1994. The three percentage point decrease reflects shifts in product mix as well as increases in the current quarter to the reserve for inventory obsolescence.

      SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES

                                               Fiscal quarter ended
                                         --------------------------------
                                          August 5,             July 31,
                                            1995                  1994
                                         -----------           ----------
                                           $1,016,841            $907,316

      Selling, general and administrative expenses increased $109,000, or 12%, over that of the corresponding quarter in the previous fiscal year. This increase is primarily attributable to increased professional fees associated with the current SEC investigation (approximately $70,000), increased management salaries (approximately $25,000), increased office and communications expenses (approximately $36,000), an increase in bad debt expense (approximately $28,000) offset by a decline in advertising costs (approximately $29,000).

      RESEARCH AND DEVELOPMENT EXPENSES

                                               Fiscal quarter ended
                                         --------------------------------
                                           August 5,            July 31,
                                             1995                1994
                                         -----------           ----------
                                           $276,837             $203,907


      Research and development expenditures consist primarily of hardware and software engineering personnel expenses, subcontracting costs and, to a lesser degree, equipment, prototypes and facilities. Research and development expenses increased $73,000, or 36%, in the current quarter when compared to that of the corresponding quarter in the previous fiscal year. The increase is primarily attributable to labor, material and tooling costs required to develop new product prototypes.

      The markets for the Company's products are characterized by continuing technological change. Management believes that significant expenditures for research and development will continue to be required in the future.





                                 (Page 9 of 13)

      DEPRECIATION AND AMORTIZATION

                                               Fiscal quarter ended
                                         --------------------------------
                                           August 5,            July 31,
                                             1995                 1994
                                         -----------           ----------
                                            $68,113              $52,756

      Depreciation and amortization expenses increased from $53,000 in the quarter ended July 31, 1994 to $68,000 in the quarter ended August 5, 1995. This 28% increase is primarily attributable to the amortization of the patent for the FastCaller(TM) personal access device and, to a lesser degree, the depreciation associated with fixed asset purchases.

      LIQUIDITY AND CAPITAL RESOURCES

      At August 5, 1995, the Company had $2,551,000 in cash and cash equivalents. Working capital decreased $705,000, from $5,560,000 to $4,855,000, during the quarter ended August 5, 1995.

      The Company anticipates no funding will be required to meet its near term
      core operating needs.   However, the Company anticipates funding
      requirements to meet future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties and by investments by strategic partners. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company.

      FIRST QUARTER OF FISCAL 1996 COMPARED TO FIRST QUARTER OF FISCAL 1995

      Cash used by operations increased from $300,000 in the quarter ended July 31, 1994, to $655,000 in the quarter ended August 5, 1995. The $355,000 increase in cash used in operating activities is primarily attributable to the pay down of accounts payable and accrued liabilities ($195,000) and to the sharp decline in accounts receivable, achieved in the quarter ended July 31, 1994, which did not recur in the current fiscal quarter.

      Cash provided by investing activities totaled $292,000 in the current fiscal quarter. The Company repaid the installment loan payable to its bank and redeemed the US Treasury Bill that collateralized this loan. This redemption, which totaled $375,000, was partially offset by $83,000 in fixed asset purchases.

      Cash used by financing activities is primarily attributable to the repayment of the Company's installment loan payable to its bank.





                                (Page 10 of 13)

      REPAYMENT OF NOTES PAYABLE

      During the first quarter of the current fiscal year, the Company repaid its installment loan payable in the amount of $194,750 and redeemed the US Treasury Bill that collateralized this loan. The proceeds from this Treasury Bill were transferred to cash.

      INVENTORIES

      The Company's inventory balances declined slightly in the current fiscal quarter. The Company increased its reserve for inventory obsolescence from $495,000 to $525,000 during the current fiscal quarter. The specific targets of this reserve are the data compression and analog modem inventories. The market for the Company's data compression products has shifted from the domestic market to the international market where circuit costs are higher and the economies offered by compression are greater. The Company continues to manufacture analog modems for specialized applications, however, it has no plans to sell into the consumer market for low end modems. The Company believes it will be able to ship and/or liquidate its current inventory levels profitably and that its reserve for obsolete and excess inventory is adequate.

      SHAREHOLDERS' EQUITY

      Shareholders' equity decreased $616,000 during the quarter ended August
      5, 1995.   This decrease is attributable to the net loss for the period.





                                (Page 11 of 13)

                          PART II.  OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

      On July 6, 1993, Sheffield Securities, Inc., a Delaware corporation, commenced an action against the Company in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The suit pertains to the attempted exercise of an expired Underwriter's Warrant Certificate. For jurisdictional purposes, the plaintiff claims unspecified damages in excess of $15,000. Discovery is complete and the trial is scheduled to commence in February, 1996. Counsel to the Company is of the opinion that the Company has meritorious defenses against plaintiffs claims.

      The United States Securities and Exchange Commission ("SEC") is currently conducting a confidential inquiry pursuant to an order directing a private investigation relating to certain prior public disclosures and periodic reports of the Company. The Company is cooperating fully with the SEC Staff. The Company is confident that the inquiry will be resolved in the near future, although no assurance can be given that such will be the case.





                                (Page 12 of 13)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                     FASTCOMM COMMUNICATIONS CORPORATION
                                                 (Registrant)

Date:  September 15 , 1995        By:    /s/ PETER C. MADSEN
                                         --------------------------
                                         Peter C. Madsen
                                         President,  Chief Executive Officer
                                         and Chairman of the Board of
                                         Directors (Principal Executive Officer)





Date:  September 15 , 1995        By:    /s/ MARK H. RAFFERTY
                                         ---------------------------
                                         Mark H. Rafferty
                                         Vice President,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)




                                (Page 13 of 13)