Form 10-Q
period 1995-11-04
FASTCOMM COMMUNICATIONS CORP
filed 1995-12-18
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         November 4, 1995       .
                               -------------------------------

/   /  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transaction period from                    to
                               --------------------   ---------------------

Commission file number        0-17168       .
                       ---------------------

                     FASTCOMM COMMUNICATIONS CORPORATION
                     -----------------------------------
           (Exact name of registrant as specified in its charter)


             Virginia                            54-1289115           .
  ------------------------------       -------------------------------
 (State or Other Jurisdiction of              (I.R.S. Employer
  Incorporation of Organization)             Identification No.)


                              45472 Holiday Drive
                            Sterling, Virginia 20166
               --------------------------------------------------
               (Address of principal executive offices, Zip code)


                                 (703) 318-7750
              ---------------------------------------------------
              (Registrants telephone number, including area code)
              ---------------------------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjuct to such
filing requirements for the past 90 days.   Yes  X  .  No     .
                                               -----     -----

As of December 1, 1995, there were 9,497,029 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

No exhibits are filed with this report, which consists of 13 consecutively numbered pages.

                      FASTCOMM COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION                       PAGE NO.
                                                         --------
    Item 1.  Financial Statements

             Consolidated Statements of Operations
             Fiscal quarter and two fiscal quarters
             ended November 4, 1995, and November 5, 1994 . . . 3

             Consolidated Balance Sheets -
             November 4, 1995, and April 30, 1995 . . . . . . . 4

             Consolidated Statements of Cash Flows
             Fiscal quarter and two fiscal quarters
             ended November 4, 1995 and November 5, 1994  . . . 5

             Notes to Consolidated Financial Statements . . . 6-7

    Item 2   Management's Discussion and Analysis of
             Financial Conditions and Results of
             Operations . . . . . . . . . . . . . . . . . .  8-11

PART II      OTHER INFORMATION

    Item 1.  Legal Proceedings  . . . . . . . . . . . . . . .  12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .  13






                                (Page 2 of 13)

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      FASTCOMM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                             Fiscal quarter ended              Two fiscal quarters ended
                                          -----------------------------     -----------------------------
                                           November 4,      November 5,      November 4,      November 5,
                                              1995             1994             1995             1994
                                         --------------    ------------     -------------    ------------
Product sales                              $1,815,522       $1,181,961       $3,203,839       $2,085,995
License fees and other                         25,024           20,740           37,414           41,355
                                         --------------    ------------     -------------    ------------

Total revenues                              1,840,546        1,202,701        3,241,253        2,127,350


Expenses
     Cost of sales                            943,141          648,941        1,634,520        1,077,605
     Selling, general and administrative    1,028,017        1,062,731        2,044,858        1,970,047
     Research and development                 362,373          259,332          639,210          463,239
     Depreciation and amortization             72,606           53,640          140,719          106,396
                                         --------------    ------------     -------------    ------------

Loss from operations                         (565,591)        (821,943)      (1,218,054)      (1,489,937)

Other income (expense)
     Other income                               1,543                             1,952
     Interest income                           11,420            1,303           57,898           11,513
     Interest expense                          (5,356)          (6,527)         (15,336)         (12,253)
                                         --------------    ------------     -------------    ------------

Net loss                                    ($557,984)       ($827,167)      (1,173,540)     ($1,490,677)
                                         ==============   =============     =============    ============



Loss per share
          Primary                              ($0.06)          ($0.10)          ($0.12)          ($0.18)
          Fully diluted                        ($0.06)          ($0.10)          ($0.12)          ($0.18)

     Weighted average number of shares
          Primary                           9,495,958        8,233,057        9,469,423        8,126,082
          Fully diluted                     9,495,958        8,233,057        9,469,423        8,126,082


     See accompanying notes to unaudited consolidated financial statements





                                 (Page 3 of 13)

                     FASTCOMM COMMUNICATIONS CORPORATION
                                 BALANCE SHEET

                                     ASSETS

                                                                         November 4,            April 30,
                                                                           1995                   1995
                                                                        -------------          ------------
                                                                                                (audited)
Current assets
    Cash and cash equivalents                                            $2,003,336             $3,105,346
    Restricted investments                                                                         374,687
    Accounts receivable, net of provision for
    returns and doubtful accounts of $229,000
    and $225,000                                                          1,737,487              1,332,473
    Inventories                                                           1,958,677              1,969,150
    Prepaid and other                                                        65,505                 74,685
                                                                        -------------          ------------
                                                                          5,765,005              6,856,341

Property, plant and equipment                                               366,029                281,325
Software license, rights and other intangibles
    net of accumulated amortization of $225,250
    and $198,750                                                            319,497                357,779
Other assets                                                                133,555                 81,844
                                                                        -------------          ------------
                                                                         $6,584,086             $7,577,289
                                                                        =============          ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current portion of long term debt                                       $92,471               $226,171
    Accounts payable and accrued liabilities                              1,394,588                969,425
    Other current liabilities                                                                      101,059
                                                                        -------------          ------------
                                                                          1,487,059              1,296,655

    Long term debt, less current maturities                                  59,000                131,754
                                                                        -------------          ------------
                                                                          1,546,059              1,428,409
                                                                        -------------          ------------
Shareholders' equity
    Common stock, $.01 par value,                                            94,970                 94,445
    (25,000,000 shares authorized; 9,497,029 and
    9,444,529 issued and outstanding)
    Additional paid in capital                                           13,311,932             13,249,770
    Accumulated deficit                                                  (8,368,875)            (7,195,335)
                                                                        -------------          ------------
    Total shareholders' equity                                            5,038,027              6,148,880

                                                                        -------------          ------------
                                                                         $6,584,086             $7,577,289
                                                                        =============          ============

     See accompanying notes to unaudited consolidated financial statements


                                 (Page 4 of 13)

                      FASTCOMM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                               Fiscal quarter ended               Two fiscal quarters ended
                                                         -------------------------------      --------------------------------
                                                          November 4,        November 5,       November 4,        November 5,
                                                             1995               1994              1995               1994
                                                         -------------      ------------      -------------     --------------
Operating activities
 Net loss                                                 ($557,984)         ($827,167)       ($1,173,540)       ($1,490,677)

 Items not affecting cash
 Depreciation and amortization                               71,475             64,958            139,588            117,714
 Provision for doubtful accounts                              4,225                                24,925
 Provision for inventory obsolescence                        40,000                                70,000

 Cash effect of changes in:
 Accounts receivable                                       (527,170)           184,544           (429,940)           777,965
 Inventories                                                (63,252)           268,827            (59,527)            42,104
 Prepaid and other current assets                            12,609            (65,589)             9,181            (68,670)
 Other non current assets                                   (50,000)           (50,630)           (51,712)           (51,967)
 Accounts payable and accrued liabilities                   620,428            (68,617)           425,163            (86,360)
 Other current liabilities                                  (42,640)                             (101,059)           (34,153)

                                                         -------------      ------------      -------------     --------------
 Net cash used by operations                               (492,309)          (493,674)        (1,146,921)          (794,044)
                                                         -------------      ------------      -------------     --------------


Investing activities
 Additions of property, plant and equipment                 (78,021)           (34,638)          (161,009)           (46,665)
 Purchase of software license rights and                                                                0
    other intangible assets                                 (25,000)           (26,317)           (25,000)           (93,817)
 Reduction of investment collateral                                                               374,687             13,088

                                                         -------------      ------------      -------------     --------------
 Net cash provided (used) by investing activities          (103,021)           (60,955)           188,678           (127,394)
                                                         -------------      ------------      -------------     --------------

Financing activities
 Proceeds from exercise of options                           62,687            206,353             62,687            208,462
 Repayment of notes payable                                 (15,470)           (52,025)          (206,454)          (141,916)
 Preceeds from notes payable bank                                                                                     80,000

                                                         -------------      ------------      -------------     --------------
 Net cash provided (used) by financing activities            47,217            154,328           (143,767)           146,546
                                                         -------------      ------------      -------------     --------------

Net decrease in cash and equivalents                       (548,113)          (400,301)        (1,102,010)          (774,892)

Cash and cash equivalents, beginning of period            2,551,449            601,158         $3,105,346            975,749
                                                         -------------      ------------      -------------     --------------

Cash and cash equivalents, end of period                 $2,003,336           $200,857         $2,003,336           $200,857
                                                         =============      ============      =============     ==============

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

The quarter ended November 4, 1995, included 91 calendar days, six less than that of the quarter ended November 5, 1994.

2. EARNINGS (LOSS) PER SHARE
Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. For the quarter ended November 5, 1995, the earnings per share calculation does not include common share equivalents in that the inclusion of such equivalents would be antidilutive.


3.  INVENTORIES
Inventories are valued at the lower of cost or market and consist of the following:

                                       November 4,          April 30,
                                          1995                1995
                                     -----------------------------------
     Production materials              $ 1,064,889         $ 1,151,875
       Work in process                     292,141             148,875
       Finished goods                      601,647             668,400
                                     ---------------     ---------------
                                        $1,958,677         $ 1,969,150
                                     ===============     ===============


4.   RELATED PARTY TRANSACTIONS
During the quarter ended November 4, 1995, the Company sold approximately $28,000 of product under normal terms and conditions to Newbridge Networks Inc., a subsidiary of Newbridge Networks Corporation, a Canadian telecommunications company. Sales to





                                 (Page 6 of 13)

Newbridge total approximately $66,000 for the two quarters ended November 4, 1995. FastComm sells to Newbridge under net 30 terms with prompt payment discounts. Such terms are consistent with that of similar customers. Title passes on shipment of product. Peter C. Madsen, President, Chief Executive Officer and Chairman of the Board of Directors of FastComm Communications Corporation is a Director of Newbridge Networks Corporation. The accounts receivable due from Newbridge totals $10,601 at November 4, 1995, and $51,000 at April 30, 1995.

Thomas G. Amon, Director, is a partner in the law firm of Amon & Sabatini. Payments for such services rendered to the Company by Amon & Sabatini in the current fiscal quarter totaled $48,000 and $86,000 for the two quarters ended November 4, 1995.





                                 (Page 7 of 13)

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
REVENUE

                                    Fiscal quarter ended             Two fiscal quarters ended
                                --------------------------        -------------------------------
                                 November 4,   November 5,         November 4,        November 5,
                                     1995         1994                1995               1994
                                 ------------ ------------        ------------       ------------
         Product sales            $1,815,522    $1,181,961         $3,203,839         $2,085,995
         License fees and other       25,024        20,740             37,414             41,355
                                 ------------ ------------        ------------       ------------
         Total revenues           $1,840,546    $1,202,701         $3,241,253         $2,127,350

Total revenues increased $440,000 (31%) over that of the previous quarter and increased $638,000 (53%) when compared with the corresponding quarter of fiscal 1995. The increase in product sales from that of the previous quarter was primarily attributable to an increase in the sale of frame relay access devices ($1,505,000 as compared with $1,168,000). The increase in product sales over that of the corresponding quarter in the previous fiscal year is also primarily attributable to increased sales of frame relay access devices ($1,505,000 as compared with $791,000) offset by decreased sales of data compression products, analog modems and channel service units. The market for the Company's data compression is primarily international where circuit costs are higher and the economies offered by compression are greater. The Company continues to manufacture analog modems for specialized applications, however, it has no plans to sell into the consumer market for low end modems.

On a fiscal year to date basis, revenues increased $1,114,000 (52%) when compared to the first half of fiscal year 1995. This increase is primarily attributable to increased sales of frame relay access devices ($2,673,000 as compared with $1,201,000). This increase was offset by a decline in analog modem and data compression product sales.

The quarter ended November 4, 1995, includes sales of $420,000 to one unrelated third party domestic corporation. The two quarters ended November 4, 1995, includes sales of $477,000 to this corporation and sales of $416,000 to a domestic distributor.

The Company continues to focus its selling efforts on larger customers that offer strong resale support of FastComm products to end users and on those that present significant resale potential.

A significant portion of the Company's sales are derived from products shipped against firm purchase received in each fiscal quarter and from products shipped against firm purchase orders released in that quarter. Unforeseen delays in product deliveries or the closing of sales, introduction of new products by the Company or its competitors, supply shortages, varying patterns of customer capital expenditures or other conditions affecting the digital access product industry or the economy during any fiscal quarter could cause quarterly revenue and net earnings to vary greatly.





                                 (Page 8 of 13)

COST OF GOODS SOLD AND GROSS MARGIN

                  Fiscal quarter ended             Two fiscal quarters ended
            --------------------------------   ---------------------------------
                  November 4,   November 5,     November 4,         November 5,
                     1995          1994            1995                1994
                 ------------   ------------    ------------       -------------
Cost of sales    $   943,141    $   648,941    $   1,634,520       $   1,077,605

Gross margin              48%            45%              49%                 48%

Gross margin is calculated by subtracting cost of sales from product sales. Gross during the current fiscal quarter approximated 48%, as compared with that of 46% for the quarter ended November 5, 1994. The increase in gross margin is attributable to higher manufacturing volumes in the current quarter and to 1994 sale of slow moving inventory at a loss. During the quarter ended November 4, 1995, the Company increased its reserve for inventory obsolescence by $40,000 and wrote off an additional $19,000 in inventory. This reduced gross margin by approximately 3%.

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES

             Fiscal quarter ended           Two fiscal quarters ended
           ---------------------------     -----------------------------
           November 4,     November 5,     November 4,       November 5,
               1995            1994            1995             1994
           -----------    ------------     ------------      -----------
       $    1,028,017   $   1,062,731   $   2,044,858     $   1,970,047

Selling, general and administrative expenses decreased $35,000 over that of the corresponding quarter in the previous fiscal year. Such costs increased $75,000 on a fiscal year to date basis. This increase is primarily attributable to increased professional fees associated with the SEC investigation (approximately $99,000), an increase in bad debt expense (approximately $43,000) offset by a decline in advertising costs (approximately $39,000) and decreased salary expenses (approximately $25,000).


RESEARCH AND DEVELOPMENT EXPENSES

       Fiscal quarter ended         Two fiscal quarters ended
     --------------------------    ---------------------------
     November 4,    November 5,    November 4,     November 5,
         1995         1994            1995            1994
     ------------  ------------    ------------    -----------
     $  362,373     $  259,332     $  639,210      $  463,239

Research and development expenditures consist primarily of hardware and software engineering personnel expenses, subcontracting costs, equipment, prototypes and facilities. The increase in such expenses on both a current quarter and fiscal year to date basis is primarily attributable to labor and material costs associated with new product development and new product prototypes.

The markets for the Company's products are characterized by continuing technological change. Management believes that significant expenditures for research and development will continue to be required in the future.

LIQUIDITY AND CAPITAL RESOURCES
At November 4, 1995, the Company had $2,003,000 in cash and cash equivalents. Working capital decreased $518,000 during the fiscal quarter ended November 5, 1995, and decreased $1,282,000 during the two fiscal quarters ended November 5, 1995.





                                 (Page 9 of 13)

The Company anticipates no funding will be required to meet its near term core operating needs. However, the Company anticipates additional funding requirements to meet future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties and by investments by strategic partners. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company.

SECOND FISCAL QUARTER OF 1996 COMPARED TO SECOND FISCAL QUARTER OF 1995
Cash used by operations decreased from $494,000 in the quarter ended November 5, 1994, to $492,000 in the quarter ended November 4, 1995. The $2,000 decrease in cash used in operating activities is primarily attributable to increased accounts receivable and inventory balances associated with increased sales offset by a $269,000 decrease in the net loss for the period, increases accounts payable and accrued liability balances, an increase in the provision for inventory obsolescence.

Cash used by investing activities totaled $103,000 in the current fiscal quarter. This utilizaton of cash was primarily attributable to asset purchases required to develop and produce new products.

Cash provided by financing activities is attributable to the exercise of common stock options offset a repayment of notes payable for the acquisition of a patent.

TWO FISCAL QUARTERS ENDED NOVEMBER 4, 1995 COMPARED TO TWO FISCAL QUARTERS ENDED NOVEMBER 5, 1995
Cash used by operations increased from $794,000 in the two fiscal quarters ended November 5, 1994, to $1,147,000 in the two fiscal quarters ended November 4, 1995. The $344,000 increase in cash used in operating activities is primarily due to the sharp decline in accounts receivable, in the first half of fiscal 1995, which did not recur in the current fiscal year, partially offset by a $317,000 decrease in the net loss for the period, increases accounts payable and accrued liability balances, and an increase in the reserve for inventory obsolescence.

Cash provided by investing activities totaled $188,000 in the two fiscal quarters ended November 4, 1995. The Company repaid the installment loan payable to its bank and redeemed the US Treasury Bill that collateralized this loan. This redemption, which totaled $375,000, was partially offset by $161,000 in fixed asset purchases.

Cash used by financing activities is primarily attributable to the repayment of notes payable to the bank ($206,000) offset by proceeds from the exercise of common stock warrants ($63,000).

REPAYMENT OF NOTES PAYABLE
During the first quarter of the current fiscal year, the Company repaid its installment loan payable in the amount of $194,750 and redeemed the US Treasury Bill that collateralized this loan. The proceeds from this Treasury Bill were transferred to cash.

INVENTORIES
The Company's inventory balances increased slightly in the current fiscal quarter. The Company increased its reserve for inventory obsolescence from $525,000 to $565,000 during the current fiscal quarter. The specific targets of this reserve are the data compression and analog modem inventories. The market for the Company's data compression products has shifted from the domestic market to the international market where circuit costs are higher and the economies offered by compression are greater. The Company continues to manufacture analog modems for specialized applications, however, it has no plans to sell





                               (Page 10 of 13)
into the consumer market for low end modems. The Company believes it will be able to ship and/or liquidate its current inventory levels profitably and that its reserve this for inventory obsolescence and excess inventory is adequate.


SHAREHOLDERS' EQUITY
Shareholders' equity decreased $1,110,000 during the two fiscal quarters ended November 4, 1995. This decrease is attributable primarily to the year to date net loss for the period.





                               (Page 11 of 13)

                          PART II.  OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

On July 6, 1993, Sheffield Securities, Inc., a Delaware corporation that ceased operations on November 9, 1990, commenced an action against the Company in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The suit pertains to the attempted exercise of an expired Underwriter's Warrant Certificate. For jurisdictional purposes, the plaintiff claims unspecified damages in excess of $15,000. Discovery is complete and the trial is scheduled to commence in February 1996. Counsel to the Company is of the opinion that the Company has meritorious defenses against plaintiffs claims.

The United States Securities and Exchange Commission ("SEC") is currently conducting a confidential inquiry pursuant to a formal order directing a private investigation relating to certain prior public disclosures and periodic reports of the Company. The Company is working with the SEC Staff. No assurance can be given concerning the outcome of this investigation or that the inquiry will be resolved in the near future.





                                (Page 12 of 13)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                   FASTCOMM COMMUNICATIONS CORPORATION
                               (Registrant)





                                                /s/ Peter C. Madsen
Date:  December 15, 1995            By:
                                        --------------------------------
                                         Peter C. Madsen
                                         President,  Chief Executive Officer
                                         and Chairman of the Board of Directors
                                         (Principal Executive Officer)





Date:  December 15, 1995                  /s/ Mark H. Rafferty
                                    By:
                                       -----------------------------------
                                          Mark H. Rafferty
                                          Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)





                                (Page 13 of 13)