Form 10-Q/A
period 1993-07-31
FASTCOMM COMMUNICATIONS CORP
filed 1995-12-20
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                               FORM 10-Q/A NO. 1

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         July 31, 1993           .
                              ----------------------------------

/   /  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transaction period from ___________________ to _____________________


Commission file number        0-17168       .
                       ----------------------

                      FASTCOMM COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Virginia                                       54-1289115               .
------------------------------------------------         ---------------------------------
      (State or Other Jurisdiction of                          (I.R.S. Employer
      Incorporation of Organization)                           Identification No.)


                              45472 Holiday Drive
                            Sterling, Virginia 20166
           -------------------------------------------------------------
               (Address of principal executive offices, Zip code)


                                 (703) 318-7750
           -------------------------------------------------------------
              (Registrants telephone number, including area code)


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

As of September 1, 1993, there were 7,168,046 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

No exhibits are filed with this report, which consists of 12 consecutively numbered pages.

FASTCOMM COMMUNICATIONS CORPORATION

TABLE OF CONTENTS



PART I             FINANCIAL INFORMATION                                               PAGE NO.
                                                                                       --------

       Item 1.     Financial Statements

                   Consolidated Statements of Operations and
                   Retained Earnings - Fiscal quarters
                        ended July 31, 1993 and July 31, 1992 . . . . . . . . . . .           3

                   Consolidated Balance Sheets -
                        July 31, 1993 and April 30, 1993  . . . . . . . . . . . . .           4

                   Consolidated Statements of Cash Flows
                        Fiscal quarters ended July 31, 1993
                        and July 31, 1992 . . . . . . . . . . . . . . . . . . . . .           5

                   Notes to Consolidated Financial Statements   . . . . . . . . . .         6-7



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12


                                 (Page 2 of 12)

                        PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                      FASTCOMM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND RETAINED EARNINGS
                                  (unaudited)

                                                        Fiscal quarter ended
                                              -----------------------------------------
                                                   July 31,               July 31,
                                                     1993                   1992
                                              ----------------         ----------------
Sales                                            $1,388,961                $1,174,327

Cost of sales                                       557,479                   606,083
                                              ----------------         ----------------

Gross margin                                        831,482                   568,244


Expenses
        Selling, general and administrative         902,270                   410,972
        Research and development                    363,594                   161,221
        Depreciation and amortization                30,217                    41,658
                                              ----------------         ----------------

Income (loss) from operations                      (464,599)                  (45,607)

Other income (expense)
        Other income                                 14,385                    86,683
        Interest income                              14,896                     8,220
        Interest expense                             (7,993)                   (7,455)
                                              ----------------         ----------------

Net income (loss)                                  (443,311)                   41,841

Retained earnings, beginning of period           (1,022,275)               (1,675,774)
                                              ----------------         ----------------

Retained earnings, end of period                ($1,465,586)              ($1,633,933)
                                              ================         ================


Earnings (loss) per share
        Net earnings
             Primary                                 ($0.06)                    $0.01
             Fully diluted                           ($0.06)                    $0.01

        Weighted average number of shares
             Primary                              7,071,109                 4,518,000
             Fully diluted                        7,071,109                 4,518,000

     See accompanying notes to unaudited consolidated financial statements

                                 (Page 3 of 12)

                      FASTCOMM COMMUNICATIONS CORPORATION
                                 BALANCE SHEET

                                     ASSETS

                                                              July 31,           April 30,
                                                                1993                1993
                                                         ----------------    -----------------
                                                            (unaudited)          (audited)
Current assets
        Cash                                                 $1,228,246          $2,033,673
        Investments                                             472,635             585,645
        Accounts receivable, net of provision for
        returns and doubtful accounts of $150,000             2,580,885           2,083,407
        Inventories                                           2,434,566           1,710,854
        Prepaid and other                                        89,622              79,276
                                                         ----------------    -----------------
                                                              6,805,954           6,492,855

Property, plant and equipment                                   331,693             332,271
Software license, rights and other intangibles
        net of accumulated amortization of $92,750
        and $106,000                                            159,000             172,250
Other assets                                                      3,330               3,130
                                                         ----------------    -----------------
                                                             $7,299,977          $7,000,506
                                                         ================    =================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
        Note payable-current                                   $181,357            $181,357
        Accounts payable and accrued liablilties                937,197           1,042,310
        Income taxes payable                                          0              14,000
        Other current liabilities                                14,022              19,801
                                                         ----------------    -----------------
                                                              1,132,576           1,257,468

        Note payable-long term                                  287,466             333,176
                                                         ----------------    -----------------
                                                              1,420,042           1,590,644
                                                         ----------------    -----------------

Shareholders' equity
        Common stock, $.01 par value,
        (10,000,000 shares authorized; 7,221,129 and
        7,085,568 issued and 7,168,046 and
        7,038,985 outstanding)                                   72,211              70,856
        Capital in excess of par value                        7,409,960           6,764,282
        Treasury stock  53,083 shares at July 31.                     0                   0
        Deferred compensation                                  (136,650)           (403,000)
        Retained deficit                                     (1,465,586)         (1,022,276)
                                                         ----------------    -----------------
                                                              5,879,935           5,409,862
                                                         ----------------    -----------------
                                                             $7,299,977          $7,000,506
                                                         ================    =================

     See accompanying notes to unaudited consolidated financial statements


                                 (Page 4 of 12)

                      FASTCOMM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                    Fiscal quarter ended
                                                             JUL-31-93                JUL-31-92
Operating activities
        Net earnings (loss)                                 ($443,311)                 $41,841

  Items not affecting cash
        Depreciation and amortization                          30,217                   41,658
        Loss on disposal of property and equipment                                      40,498
        Compensation expense associated with
          stock options granted                               341,351
        Settlement of litigation                              (11,716)

  Cash effect of changes in:
        Accounts receivable                                  (497,478)                (138,303)
        Inventories                                          (723,712)                 240,473
        Income tax receivable                                       0                   84,180
        Prepaid and other current assets                      (10,346)                   2,614
        Other non current assets                                 (200)                   2,624
        Accounts payable and accrued liabilities             (104,582)                (318,861)
        Income taxes payable                                  (14,000)
        Other current liabilities                              (5,779)                   9,367
                                                       ---------------         ----------------
        Net cash (used) provided by operations             (1,439,556)                   6,091
                                                       ---------------         ----------------

Investing activities
        Additions of property, plant and equipment            (16,389)                  (1,161)
        Reduction of investment collateral                    113,010

                                                       ---------------         ----------------
        Net cash provided by investing activities              96,621                   (1,161)
                                                       ---------------         ----------------

Financing activities
        Proceeds from exercise of warrants                    576,134
        Costs associated with private placement                 7,084
        Notes payable to vendors                                                        39,781
        Repayment of notes payable to bank                    (45,710)                 (15,281)
        Repayment of notes payable to vendors                                          (14,495)

                                                       ---------------         ----------------
        Net cash provided by financing activities             537,508                   10,005
                                                       ---------------         ----------------

Net increase (decrease) in cash and equivalents              (805,427)                  14,935

Cash and cash equivalents, beginning of period              2,033,673                  133,826
                                                       ---------------         ----------------

Cash and cash equivalents, end of period                   $1,228,246                 $148,761
                                                       ===============         ================

     See accompanying notes to unaudited consolidated financial statements

                                 (Page 5 of 12)

FASTCOMM COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)


1.       BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of FastComm Communications Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10K.

In the opinion of Management, the consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation.

The results of operations for the first fiscal quarter are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 1994.


2.       EARNINGS (LOSS) PER SHARE

Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. For the quarter ended July 31, 1993, the earnings per share calculation does not include common share equivalents in that the inclusion of such equivalents would be antidilutive.

                                 (Page 6 of 12)

3.  INVENTORIES

Inventories are valued at the lower of cost or market and consist of the following:


                             July 31, 1993             April 30, 1993
Finished goods                   $ 399,159                $309,859
Work in progress                 $ 486,899                $328,265
Raw materials                   $1,548,508              $1,072,730
                                ----------              ----------
                    TOTAL       $2,434,566              $1,710,854


4.   RELATED PARTY TRANSACTIONS



During the quarter ended July 31, 1993 , the Company sold approximately $247,000 of product to Texel Systems Corporation ("Texel") a private voice and data communications company located in Fairfax, Virginia. This sale was made under net 30 terms with prompt payment discounts. Such terms are consistent with that of similar customers. Texel is controlled by an individual who is the brother-in-law of Peter C. Madsen, President, Chief Executive Officer and a Director of FastComm Communications Corporation. The accounts receivable due from Texel was $247,000 at July 31, 1993.

                                 (Page 7 of 12)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

FASTCOMM COMMUNICATIONS CORPORATION
                                       (Registrant)




Date:  December 19, 1995               By:   /s/  Peter C. Madsen
                                             ----------------------------------
                                             Peter C. Madsen
                                              President and
                                             Chief Executive Officer




Date:  December 19, 1995               By:   /s/ Mark H. Rafferty
                                             ----------------------------------
                                             Mark H. Rafferty
                                             Vice President,
                                             Chief Financial Officer
                                               and Treasurer






                                (Page 12 of 12)