Form 10-K/A
period 1994-04-30
FASTCOMM COMMUNICATIONS CORP
filed 1995-12-20
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               FORM 10-K/A NO. 4


(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended April 30, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________ to ____________________

                        Commission File Number:  0-17168

                      FASTCOMM COMMUNICATIONS CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Virginia                              54-1289115
-------------------------------------         -----------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification Number)


         45472 Holiday Drive
             Sterling, Virginia                           20166
-------------------------------------         ----------------------------
   (Address of principal executive                    (Zip Code)
              offices)



Registrant's Telephone Number, including area code:  703/318-7750

       Securities registered pursuant to Section 12(b) of the Act:  None.

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                 -----------------------------------------------
                                (Title of Class)

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               -----        -----

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

              The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on July 15, 1994, was $33,207,271 (5,898,272 shares times $5.63). As of July 15, 1994, there were
8,005,171 shares of the Common Stock of the registrant outstanding.

                      FASTCOMM COMMUNICATIONS CORPORATION

                                     INDEX


                                   PART II.



Item 8.            Financial Statements and Supplementary Data.       24


                                   PART III.


 Item 10.          Directors and Executive Officers of
                   the Registrant.                                    55

 Item 11.          Executive Compensation.                            57

 Item 12.          Security Ownership of Certain
                   Beneficial Owners and Management.                  62


 Item 13.          Certain Relationships and Related
                   Transactions.                                      63

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                        STATEMENTS OF OPERATIONS

                                                     (1994 Form 10-K as amended)




==================================================================================================
                                                     1994                  1993              1992
                                                                    As Restated
Year ended April 30,                                                   (Note 16)
--------------------------------------------------------------------------------------------------
REVENUES (Notes 1, 12 and 14)
    Products sales                            $ 3,526,480           $ 6,306,933       $ 4,907,829
    Products sales to related
      parties                                     835,044                80,500                 -
    License fees and other                        774,831                10,086                 -
--------------------------------------------------------------------------------------------------


TOTAL REVENUES                                  5,136,355             6,397,519         4,907,829
--------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Cost of goods sold                          2,127,974             3,162,736         2,842,079
    Selling, general and administrative         3,936,748             1,937,583         2,170,958
    Research and development                      960,042               718,295         1,858,109
    Depreciation and amortization                 166,098               154,203           118,893
--------------------------------------------------------------------------------------------------

TOTAL OPERATING COSTS AND EXPENSES              7,190,862             5,972,817         6,990,039
--------------------------------------------------------------------------------------------------

OPERATING (LOSS) INCOME                        (2,054,507)              424,702        (2,082,210)
--------------------------------------------------------------------------------------------------

OTHER INCOME (expense)
    Other income                                   19,150               137,866            30,678
    Interest income                                52,431                45,426             6,887
    Interest expense                              (25,994)              (30,496)          (30,077)
--------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME                                 45,587               152,796             7,448
--------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES              (2,008,920)              577,498        (2,074,722)

PROVISION (BENEFIT) FOR
  INCOME TAXES (Note 11)                          (10,000)               14,000          (176,751)
--------------------------------------------------------------------------------------------------

NET INCOME (loss)                             $(1,998,920)          $   563,498       $(1,897,971)
==================================================================================================

Net income (loss) per common share            $     (0.27)          $      0.08       $     (0.42)
--------------------------------------------------------------------------------------------------

Weighted-average number of common
    shares outstanding during each
    year                                        7,521,000             6,876,000         4,518,000
==================================================================================================



              See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

                                                     (1994 Form 10-K as amended)






===============================================================================================================================
                 13.  Success                 Effective May 1, 1991, the Company established the FastComm Communications
                      Sharing Plan            Corporation Success Sharing Plan, a defined contribution plan that covers substantially all of its employees.  Employer contributions are determined using an actuarially determined factor based on the employee's age and compensation level.  No employer contributions were made for the years ended April 30, 1994 or
                                              1993.

                 14.  Related Party           During 1994 and 1993, the Company had sales of approximately $588,000 and
                      Transactions            $80,500, respectively, to a customer whose Board of Directors includes the president of the Company.  At April 30, 1994, accounts receivable includes approximately $337,000, from this related party which was paid to the Company subsequent to year end.  During 1994, the Company sold approximately $247,000 of product to a customer, Texel Systems Corporation, that is controlled by an individual who is the brother-in-law of the Company's President and Principal
                                              Executive Office.  This amount was paid to the Company in 1994.

                 15.  Fourth Quarter          During the fourth quarter ended April 30, 1994, the Company recorded certain year
                      Adjustments             end adjustments which, in the aggregate, had the effect of increasing both the operating loss and the net loss by approximately $726,000 or $0.10 per share.
                                              The fourth quarter adjustments relate to the elimination of product sales, net,
                                              ($296,000 or $0.04 per share), the increase in allowance for doubtful accounts
                                              ($220,000 or $0.03 per share) and fiscal year end adjustments to inventory and accounts payable to record book to physical adjustments and to write-off obsolete inventory ($210,000 or $0.03 per share).  The adjustments to product sales and to the allowance for doubtful accounts, aggregating $516,000 or $0.07 per share, relate to previously issued quarterly financial statements.


                 16.  Supplemental            Supplemental information on interest and income taxes paid is as follows:
                      Cash Flow
                      Information
                                              For the Year ended April 30,                      1994         1993         1992
                                              ---------------------------------------------------------------------------------
                                              Interest                                   $    25,994    $  34,053    $  26,120

                                              Income taxes                               $    19,000            -    $  42,000

                                   PART III.


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following lists the directors and executive officers of the Company, their ages, descriptions of their business experience and positions held with the Company as of July 15, 1994:

Name                      Age                    Position
----                      ---                    --------
Peter C. Madsen(1)        43      President, Chief Executive Officer and Director
Gary H. Davison           39      Senior Vice President, Chief Operating Officer and Director
Robert C. Abbott          50      Vice President - Engineering, Secretary
William A. Flanagan       52      Vice President - Marketing and Technology
Charles L. Deslaurier     53      Vice President - Contracts and Administration
Mark H. Rafferty          39      Vice President - Finance, Treasurer
Robert N. Dennis          58      Chairman of the Board of Directors
Edward R. Olson(1)(2)     54      Director


----------------

(1) Member Stock Option Committee.

(2) Member Audit Committee.


      All directors hold office until the next annual meeting of the shareholders and the election and qualification of their successors. The officers are elected by and serve at the discretion of the Board of Directors. See "Employment and Control Arrangements" beneath Item 11.

      Peter C. Madsen has been President, Chief Executive Officer and a director of the Company since September 1992. Mr. Madsen was President of Professional Marketing Corporation, a telecommunications equipment distributor, from February 1992 to September 1992. From November 1986 to January 1992, he was an officer of the Newbridge Networks Corporation, a Canadian telecommunications company, most recently as Vice President and General Manager, United States Region, and President of Newbridge Networks Inc., Newbridge Networks Corporation's United States subsidiary. Mr. Madsen currently serves as a director of Newbridge Network Corporation.

      Gary H. Davison was named Senior Vice President, Chief Operating Officer and a director of the Company on June 6, 1994. From 1988 to 1994, Mr. Davison held a variety of positions with Newbridge Networks Inc., most recently as Vice President; U.S. Sales. From 1986 to 1988, Mr. Davison was General Manager, Transmission Products at Hekemian Laboratories. From 1974 through 1986, Mr. Davison held a variety of positions at AT&T Corp.

      Robert C. Abbott has served as Vice President - Engineering and as Secretary of the Company since 1984. From December 1980 until joining the Company, he served as product manager, VF Products, for the Telesystems Division of Comsat Corporation in Fairfax, Virginia.

      William A. Flanagan has served as Vice President - Marketing and Technology of the Company since September 1991. Prior to that, from 1987 through September 1991, he was Vice President - Network Marketing and Vice President - Technology for Newbridge Networks Inc. Mr. Flanagan is the author of a variety of best selling books on digital communications technology.

      Charles L. Deslaurier has been Vice President - Contracts and Administration of the Company since September 1992. Mr. Deslaurier was Vice President and a director of Professional Marketing Corporation, a telecommunications equipment distributor, from February 1992 to September 1992. From December 1986 to January 1992, he was Vice President of Contracts and Administration for Newbridge Networks Inc.

      Mark H. Rafferty has been Vice President, Chief Financial Officer and Treasurer of the Company since August 1993. From August 1992 to August 1993, Mr. Rafferty was Vice President, Finance at Newbridge Networks Inc. From August 1987 through August 1992, Mr. Rafferty was Controller of Newbridge Networks Inc.

      Robert N. Dennis, a founder of the Company, served as its President from May 1983 to September 1992, and has served as Chairman of the Board of Directors since September 1984. In September 1992, Mr. Dennis resigned as President and Treasurer and was appointed Senior Advisor to the President. Mr. Dennis resigned as Senior Advisor to the President in fiscal 1994.

      Edward R. Olson has served as a director since January 1989. From 1990 to present, Mr. Olson has served as the President, Chief Executive Officer and Chairman of M-C Industries, Inc., a fluid hydraulics equipment manufacturer. For the past five years, Mr. Olson has served as President of Ed Olson Consulting Group, Ltd., a management consulting firm. From 1992 to 1993 Mr. Olson was Senior Vice President, Operations of Audiovox Corp., a company concentrating in the marketing and distribution of consumer electronic devices. From April 1988 to 1989, Mr. Olson was President of Sector Technology, Inc. (formerly Polaris, Incorporated), a manufacturer of computer-based access security systems located in Falls Church, Virginia.


                COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the National Association of Securities Dealers, Inc. Automated Quotations (NASDAQ) system. Officers, directors and greater than ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during its fiscal year ended April 30, 1994, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that: The Form 5 of Mark Rafferty for fiscal year 1994, reflecting the grant of 75,000 options, was not filed until August 10, 1994.

ITEM 11.     EXECUTIVE COMPENSATION.

BOARD REPORT ON EXECUTIVE COMPENSATION

      The Company does not have a formal compensation committee. Compensation levels for executive officers are set by the Board of Directors. The Board of Directors is presently comprised of the following individuals: Peter C. Madsen, Thomas G. Amon, Edward R. Olson and Gary H. Davison. Messrs. Davison and Amon joined the Board only after the close of fiscal 1994. Robert N. Dennis resigned from the Board effective October 31, 1994. Salaries are reviewed annually and are based on individual performance, the extent of individual responsibility and comparisons with salaries paid in the industry.

      The Company recruits for its executive officer positions from within the communications industry. In most instances, the source Company is significantly larger than the Company. It is the policy of the Board of Directors of FastComm to hire executive officers at levels below that of their current salaries along with a stock option package intended to make up for the differentiation and to provide a performance incentive. The Company feels that stock options are an attractive benefit in that they enhance performance and loyalty at little cost.

      The Board establishes compensation levels based on experience and responsibility. No executive officer has received a salary increase.

      The Board granted three executive officers options during fiscal 1994. Two of the option grants were based on performance and responsibility. The third grant was a condition of employment.

      The Board adheres to a policy of granting options to executive officers based upon performance and responsibility. In addition, the Board also considers the relative importance of the job function being performed and the number of options currently held by the executive officer.

      In September 1992, Robert N. Dennis and Edward R. Olson, then constituting the entire Board of Directors, established the level of compensation to be paid to the President. See "Employment and Control Arrangements." This compensation level was considered by the Board to be reasonable, fair and equitable. The compensation of the President has not been revised since that time.

                    /s/ Edward R. Olson, /s/ Peter C. Madsen

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      As of the close of the fiscal year ended April 30, 1994, the Board of Directors of the Company was comprised of the two above-named persons and Robert N. Dennis. During the year, Peter C. Madsen and Robert N. Dennis, President and Chairman, respectively, as directors participated in deliberations of the Company's Board of Directors concerning executive officer compensation, including their own. Other than the foregoing, none of such directors was party to any reportable interlock or participation during fiscal 1994. During the fiscal year ended April 30, 1994, the Company sold approximately $588,000 of product under normal terms and conditions to Newbridge Networks, Inc. ("Networks") a United States subsidiary of Newbridge Networks Corporation, a Canadian Telecommunications Company ("Newbridge"). Peter C. Madsen, President, Chief Executive Officer and a director of the Company is also a director of Newbridge.

SUMMARY COMPENSATION TABLE

      The following table sets forth information regarding compensation paid by the Company to the three named executives (the "Named Executive Officers") for services furnished in all capacities to the Company during the fiscal year ended April 30, 1994, as well as such compensation paid by the Company to the Named Executive Officers during the Company's two previous fiscal years:


                                           Annual Compensation                 Long-Term Compensation Awards
                                  ------------------------------------         -----------------------------
                                                                                          Shares of
                                                              Other Annual                Common Stock
                                         Salary    Bonus      Compensation                Underlying
Name and Principal Position      Year     ($)       ($)          ($)(1)                   Options ( #)
---------------------------      ----    ------    -----      ------------               -------------

Peter C.                        1994     71,478     -0-        6,219                      -0-
Madsen,(2)                      1993      -0-       -0-        6,000                      425,000
  President and                 1992      -0-       -0-        -0-                        -0-
  Chairman of the
  Board of
  Director

Charles L.                      1994      125,414   -0-        6,331                       20,000
Deslaurier,(3)                  1993       27,417   -0-        6,000                      150,000
  Vice President -              1992      -0-       -0-        -0-                        -0-
  Contracts and
  Administration

William A.                      1994      110,923   -0-        6,632                      -0-
Flanagan,(4)                    1993      106,073   -0-        6,500                      -0-
  Vice President -              1992       81,825   -0-        -0-                        150,000
  Marketing and
  Technology


----------------

(1)   Automobile benefit.

(2) At April 30, 1994, Mr. Madsen held 478,000 restricted shares of Common Stock with a market value of $4,660,500 at that date; Mr. Madsen waived the payment of his entire salary in the 1993 fiscal year and $28,522 of his salary in the 1994 fiscal year.

(3) At April 30, 1994, Mr. Deslaurier held 114,250 restricted shares of Common Stock with a market value of $1,113,938 at that date.

(4) At April 30, 1994, Mr. Flanagan held 213,500 restricted shares of Common Stock with a market value of $2,081,625 at that date.

FISCAL 1994 OPTION GRANTS


                    The following table sets forth information concerning grants of stock options to the Named Executive Officers made pursuant to the Company's 1992 Stock Option Plan during the fiscal year ended April 30, 1994:

                    Stock Option Grants in Fiscal Year 1994



                               Individual Grants                             Potential
                   --------------------------------------                    Realizable
                                 Percent of                                  Value at
                                 Total                                       Assumed
                                 Options                                     Annual Rates
                   Securities    Granted                                     of Stock
                   Underlying    to            Exercise                      Price
                   Options       Employees     or                            Appreciation
                   Granted       in Fiscal     Base Price     Expiration     For Option
 Name              (#)           Year          ($/sh)         Date           Term 5% ($)  10% ($)
 -------           ----------    ----------    -----------    -----------    -----------  -------
 Peter C.          -0-            -            -              -              -
 Madsen                                                                      -

 Charles L.        20,000(1)     3.9           11.13          3/15/99        61,700
 Deslaurier                                                                  135,900

 William A.        -0-            -             -             -              -
 Flanagan                                                                    -



---------------

(1)   Option granted March 15, 1994.   Option becomes exercisable in three
      equal annual installments commencing March 15, 1995.



FISCAL 1994 AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

      The following table sets forth information concerning each exercise of stock options during the fiscal year ended April 30, 1994 by each of the Named Executive Officers and the fiscal year-end value of unexercised options held by such persons:

                                                            Shares           Value of
                                                            Underlying       Unexercised
                                                            Unexercised      in-the-money
                                                            Options at       Options at
                                                            Fiscal Year-     Fiscal Year-
                    Shares                  Value           End (#)          End ($)
                    Acquired on            Realized         Exercisable/     Exercisable/
Name                Exercise (#)            ($)             Unexercisable    Unexercisable
----                ------------          --------         -------------    -------------

 Peter C.            240,000              2,257,500         -0-/125,000      -0-/1,082,031
 Madsen

 Charles L.           -0-                 -0-               65,000/45,000    562,656/389,531
 Deslaurier

 William A.          150,000             1,556,250          -0-/-0-          -0-/-0-
 Flanagan

EMPLOYMENT AND CONTROL ARRANGEMENTS

      Effective September 18, 1992 (the "Effective Date"), the Company, Mr. Robert N. Dennis and Mr. Edward R. Olson, as the "Current Directors" therein, and Mr. Peter C. Madsen entered into an employment agreement (the "Employment Agreement") regarding the terms of Mr. Madsen's employment by the Company and the scope of the relationships among the parties to the Employment Agreement.

      In particular, pursuant to or in connection with the Employment Agreement, as the case may be, subject to confirmation by the Board of Directors which occurred as of the Effective Date, (i) Mr. Dennis resigned as President and from all executive offices held by him in the Company, (ii) Mr. Madsen was elected President and Chief Executive Officer of the Company for an initial term expiring on January 31, 1995 at an initial base salary of $100,000 per year, (iii) Mr. Madsen was granted an option to purchase a maximum of 425,000 shares of Common Stock of the Company at an exercise price of $1.09375 per share upon certain terms and conditions, (iv) Mr. Deslaurier was elected a Vice President of the Company, (v) Mr. Deslaurier was granted an option to purchase a maximum of 150,000 shares of Common Stock of the Company at an exercise price of $1.09375 per share upon certain terms and conditions, (vi) Mr. Rick Sampley was granted an option to purchase a maximum of 25,000 shares of Common Stock of the Company at an exercise price of $1.09375 per share upon certain terms and conditions, (vii) the Company and Mr. Dennis entered into an Amended and Restated Employment Agreement providing for, among other things, the employment of Mr. Dennis as Senior Advisor to the President at an initial salary of $200,000 per year for an initial term of three years, subject to earlier termination by Mr. Dennis at any time or by the Company, with or without cause, on or after September 15, 1993, and (viii) Mr. Madsen and Mr. Peter Sommerer were elected directors of the Company to fill two vacancies then existing on the Board of Directors. Mr. Dennis was paid $99,458 pursuant to this arrangement in the 1994 fiscal year during which year he resigned as Senior Advisor to the President.

      Under the Employment Agreement, Mr. Madsen has been granted full control of and authority over the operations of the Company, subject to the general oversight of the Board, and the Current Directors have agreed not to take any action inconsistent with their respective obligations thereunder. The Employment Agreement and the related actions resulted in an effective change in control of the Company away from Mr. Dennis to Mr. Madsen.

DIRECTOR COMPENSATION

      Directors receive no salary for their services as such; however, the Board of Directors has authorized payment of reasonable expenses incurred by non-employee directors in connection with attendance at meetings of the Board of Directors. The Chairman of the Board receives no compensation for serving in such capacity. In fiscal 1994, Mr. Dennis received 99,458 in compensation as Senior Advisor to the President. As Senior Advisor, Mr. Dennis' duties included consultation with and advise to the President and other Senior Management on technical and business matters related to past, present and future operations, products and strategies and the undertaking of special projects related to the above at the request of the President.

SHAREHOLDER RETURN PERFORMANCE GRAPH

      The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock with that of the cumulative total return of the NASDAQ Stock Market - US Index ("NASDAQ STOCK MRKT - US") and the NASDAQ Telecommunications Index ("NASDAQ TELECOM") for the five year period ended on April 30, 1994. The information below is based on an investment of $100, on April 30, 1989, in the Company's Common Stock, the NASDAQ STOCK MRKT - US and the NASDAQ TELECOM. THE COMPANY'S MANAGEMENT CONSISTENTLY CAUTIONS THAT THE STOCK PRICE PERFORMANCE SHOWN IN THE GRAPH BELOW SHOULD NOT BE CONSIDERED INDICATIVE OF POTENTIAL FUTURE STOCK PRICE PERFORMANCE.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      At July 15, 1994, there were 8,005,171 shares of Common Stock of the Company issued and outstanding. As of such date, options to purchase 1,189,785 shares of Common Stock were outstanding.

      Each holder of shares of Common Stock, but not holders of unexercised options, is entitled to one vote per share on each matter which may be presented at a meeting of shareholders. Cumulative voting is not allowed. The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "FSCX."

      The following table sets forth information regarding ownership of Common Stock of the Company at July 15, 1994, by each person who is known by management of the Company to own beneficially more than five percent of the Common Stock (setting forth the address of each such person), by each director and nominee for election as a director, by the Named Executive Officers of the Company identified beneath "Item 11. Executive Compensation," and by all directors and executive officers of the Company as a group. Shares issuable on exercise of warrants or options exercisable within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of persons beneficially owning such warrants or options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Insofar as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.


                                      Amount and Nature
          Name of Beneficial          of Beneficial         Percent of
          Owner                       Ownership             Class
          ------------------          ------------------    ----------

          Robert N. Dennis(1)          1,027,491                12.7
           45472 Holiday Drive
           Sterling, Virginia 20166

          Peter C. Madsen (1)            478,000                 5.9
           45472 Holiday Drive
           Sterling, Virginia 20166

          Gary H. Davison (1)             46,250                 *

          William A. Flanagan            213,500                 2.7

          Charles L. Deslaurier          179,250(2)              2.2

          Edward R. Olson (1)              3,333(3)              *

          All Directors and           2,175,232(4)              26.9
          Executive Officers
          as a group
           (eight persons)

------------

*  Less than one percent.

(1)    Director.

(2) Gives effect to exercise of options to purchase 65,000 shares of Common Stock currently exercisable or exercisable within 60 days.

(3) Gives effect to exercise of options to purchase 3,333 shares of Common Stock currently exercisable or exercisable within 60 days.

(4) Gives effect to exercise of options to purchase 68,333 shares of Common Stock currently exercisable or exercisable within 60 days.

      The Company is unaware of any arrangement the operation of which could at a subsequent date result in a change in control of the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During the fiscal year ended April 30, 1994, the Company sold approximately $588,000 of product under normal terms and conditions to Newbridge Networks, Inc. ("Networks") a United States subsidiary of Newbridge Networks Corporation, a Canadian Telecommunications Company ("Newbridge"). FastComm sells to Newbridge Networks Corporation under net 30 day terms with prompt payment discounts. Such terms are consistent with that of similar customers. Title passes on shipment of product. Under the terms of the contract, Newbridge may return purchased and paid for (during the previous six month period) but unused products to FastComm for either warranty revalidation and/or revision level change (hardware or firmware). Peter C. Madsen, President, Chief Executive Officer and a director of the Company is also a director of Newbridge. In June 1994, the Company elected Gary H. Davison to its Board of Directors and employed him as its Senior Vice President and Chief Operating Officer. Until he joined the Company, Mr. Davison was employed as Vice President-U.S. Sales and Vice President-U.S. Public Network Systems Networks. Mr. Davison is currently engaged by Networks as an independent consultant for a four month term through October 4, 1994, subject to extension to November 4, 1994. The engagement provides for Mr. Davison to assist Networks with projects and tasks assigned to him including assistance in development of master contract renewals for various carrier telephone company customers.


      During the quarter ended July 31, 1993, the Company sold approximately $247,000 of product to Texel Systems Corporation ("Texel") a private voice and data communications equipment company located in Fairfax, Virginia. This sale was made under net 30 day terms with prompt payment discounts. Such terms are consistent with that of similar customers. Texel is controlled by an individual who is the brother-in-law of Peter C. Madsen, President, Chief Executive Officer and a Director of FastComm Communications Corporation. The accounts receivable due from Texel was $247,000 at July 31, 1993. Payment in full from Texel was received by FastComm on October 27, 1993. In September 1994 Texel sold this same product for approximately $247,000 to Professional Marketing Corporation ("PMC"), a reseller of data communications equipment located in Sterling, Virginia. PMC is owned by Peter C. Madsen and Charles Deslaurier, formerly Vice President Contracts Administration of the Company.

                                   SIGNATURES


                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on
December   , 1995.


                              FASTCOMM COMMUNICATIONS CORPORATION


                             By: /s/ PETER C. MADSEN
                                -----------------------------------
                                Peter C. Madsen
                                President (Principal Executive Officer)




                             By: /s/ MARK H. RAFFERTY
                                -----------------------------------
                                Mark H. Rafferty
                                Vice President-Finance and Treasurer
                                (Principal Financial Officer)