Form 10-K/A
period 1995-04-30
FASTCOMM COMMUNICATIONS CORP
filed 1995-12-20
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KA/NO. 1

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended April 30, 1995

                                       OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                                ---------------------    --------------------

                        Commission File Number:  0-17168

                      FASTCOMM COMMUNICATIONS CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Virginia                              54-1289115
   ------------------------------------          -----------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification Number)

            45472 Holiday Drive
            Sterling, Virginia                              20166
   ------------------------------------          ----------------------------
      (Address of principal executive                     (Zip Code)
                 offices)


Registrant's Telephone Number, including area code:  703/318-7750

       Securities registered pursuant to Section 12(b) of the Act:  None.

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
             -------------------------------------------------------
                                (Title of Class)

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               ----     -----

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

              The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on July 17, 1995, was $37,707,726 (7,182,424 shares times $5.25). As of July 17, 1995, there were
9,444,531 shares of the Common Stock of the registrant outstanding.

                      FASTCOMM COMMUNICATIONS CORPORATION

                                     INDEX

                                   PART III.

 Item 10.          Directors and Executive Officers of
                   the Registrant.

 Item 11.          Executive Compensation.

 Item 12.          Security Ownership of Certain
                     Beneficial Owners and Management.

 Item 13.          Certain Relationships and Related
                     Transactions.


                                    PART II

Item 8            Financial Statements and Supplementary Data        21

                                          FASTCOMM COMMUNICATIONS CORPORATION

                                                     STATEMENTS OF OPERATIONS

                                                  (1995 Form 10-K as amended)

==============================================================================


                                                       1995              1994                    1993
                                                                                          As Restated
Year ended April 30,                                                                         (Note 16)
-------------------------------------------------------------------------------------------------------
REVENUES (Notes 1, 12 and 14)
  Products sales                               $  3,689,817      $  3,526,480             $ 6,306,933
  Products sales to related parties                 414,580           835,044                  80,500
  License fees and other                             61,665           774,831                  10,086
-------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                    4,166,062         5,136,355               6,397,519
-------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
  Cost of goods sold                              2,906,577         2,127,974               3,162,736
  Selling, general and administrative             4,224,641         3,936,748               1,937,583
  Research and development                          916,003           960,042                 718,295
  Depreciation and amortization                     217,326           166,098                 154,203
-------------------------------------------------------------------------------------------------------

TOTAL OPERATING COSTS AND EXPENSES                8,264,547         7,190,862               5,972,817
-------------------------------------------------------------------------------------------------------

OPERATING (LOSS) INCOME                          (4,098,485)       (2,054,507)                424,702
-------------------------------------------------------------------------------------------------------

OTHER INCOME (expense)
  Other income                                        9,750            19,150                 137,866
  Interest income                                    33,142            52,431                  45,426
  Interest expense                                  (28,546)          (25,994)                (30,496)

TOTAL OTHER INCOME                                   14,346            45,587                 152,796
-------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                (4,084,139)       (2,008,920)                577,498

PROVISION (BENEFIT) FOR INCOME TAXES (Note 11)            -           (10,000)                 14,000
-------------------------------------------------------------------------------------------------------

NET INCOME (loss)                              $ (4,084,139)     $ (1,998,920)            $   563,498
=======================================================================================================

Net income (loss) per common share             $      (0.49)     $      (0.27)            $      0.08
-------------------------------------------------------------------------------------------------------

Weighted-average number of common shares
  outstanding during each year                    8,409,000         7,521,000               6,876,000
=======================================================================================================



   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

                                                     (1995 Form 10-K as amended)

================================================================================

13. SUCCESS                 Effective May 1, 1991, the Company established the FastComm Communications
    SHARING PLAN            Corporation Success Sharing Plan, a defined contribution plan that covers substantially all of its employees.  Employer contributions are determined using an actuarially determined factor based on the employee's age and compensation level.  No employer contributions were made for the years ended April 30, 1995 or
                            1994 or 1993.



14. RELATED PARTY           During 1995, 1994 and 1993, the Company had sales of approximately $415,000,
    TRANSACTIONS            $588,000 and $80,500, respectively, to a customer whose Board of Directors includes the president of the Company.  At April 30, 1995 and 1994, accounts receivable includes approximately $51,000 and $337,000, respectively from this related party which was paid to the Company subsequent to year end.  During 1994, the Company sold approximately $247,000 of product to a customer, Texel Systems
                            Corporation, that is controlled by an individual who is the brother-in-law of the
                            Company's President and Principal Executive Office.  This amount was paid to the
                            Company in 1994.



15. FOURTH QUARTER          During the fourth quarter ended April 30, 1995, the Company recorded adjustments
    ADJUSTMENTS             to its reserve for inventory obsolescence ($295,000) and allowance for doubtful accounts ($200,000) which, in the aggregate, had the effect of increasing both the operating loss and the net loss by approximately $495,000 or by $0.06 per share.

                            During the fourth quarter ended April 30, 1994, the Company recorded certain year end adjustments which, in the aggregate, had the effect of increasing both the operating loss and the net loss by approximately $726,000 or $0.10 per share.
                            The fourth quarter adjustments relate to the elimination of product sales, net,
                            ($296,000 or $0.04 per share), the increase in allowance for doubtful accounts
                            ($220,000 or $0.03 per share) and fiscal year end adjustments to inventory and accounts payable to record book to physical adjustments and to write-off obsolete inventory ($210,000 or $0.03 per share).  The adjustments to product sales and to the allowance for doubtful accounts, aggregating $516,000 or $0.07 per share, relate to previously issued quarterly financial statements.

                                   PART III.


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following lists the directors and executive officers of the Company, their ages, descriptions of their business experience and positions held with the Company as of July 17, 1995:

Name                      Age                Position
----                      ---                --------
Peter C. Madsen(1)         44  President, Chief Executive Officer and Chairman of the Board
Gary H. Davison            40  Senior Vice President, Chief Operating Officer and Director
Robert C. Abbott           51  Vice President - Engineering, Secretary
William A. Flanagan        53  Vice President - Marketing and Technology
Charles L. Deslaurier      54  Vice President - Contracts and Administration
Mark H. Rafferty           40  Vice President - Finance, Treasurer
Edward R. Olson(1)(2)      55  Director
Thomas G. Amon(2)          47  Director


(1) Member Stock Option Committee.

(2) Member Audit Committee.

Robert N. Dennis, former Chairman of the Board died on May 28, 1995.

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

Thomas G. Amon, age 47; Partner, Amon & Sabatini; Director of the Company since December 16, 1994. Thomas G. Amon has been a partner in the law firm of Amon & Sabatini for the past five years.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during its fiscal year ended April 30, 1994, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

The Board granted three executive officers options during fiscal 1995. One of the option grants were based on performance and responsibility. The two remaining grants were conditions of employment.

The Board adheres to a policy of granting options to executive officers based upon performance and responsibility. In addition, the Board also considers the relative importance of the job function being performed and the number of options currently held by the executive officer.

        /s/ Gary H. Davison, /s/ Thomas G. Amon, /s/ Edward R. Olson,
                             /s/ Peter C. Madsen


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year, Peter C. Madsen and Edward R. Olson, as directors participated in deliberations of the Company's Board of Directors concerning executive officer compensation, including their own. Other than the foregoing, none of such directors was party to any reportable interlock or participation during fiscal 1995. During the fiscal year ended April 30, 1995, the Company sold approximately $415,000 of product under normal terms and conditions to Newbridge Networks, Inc. ("Networks") a United States subsidiary of Newbridge Networks Corporation, a Canadian Telecommunications Company ("Newbridge"). Peter C. Madsen, President, Chief Executive Officer and a director of the Company is also a director of Newbridge.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid by the Company to the six named executives (the "Named Executive Officers") for services furnished in all capacities to the Company during the fiscal year ended April 30, 1995, as well as such compensation paid by the Company to the Named Executive Officers during the Company's two previous fiscal years:

                                                         Annual Compensation              Long-Term Compensation Awards
                                                         -------------------              -----------------------------

                                                                                        Other Annual              Shares of
                                                            Salary         Bonus        Compensation       Common Stock  Underlying
 Name and Principal Position                   Year          ($)            ($)          ($)(1)                 Options ( #)
 ---------------------------                   ----         ------          ---       ---------------           ------------
 Peter C. Madsen,(2)                           1995         113,344         -0-             6,219                    -0-
  President and Chairman of the                1994         71,478          -0-             6,219                    -0-
  Board of Director                            1993           -0-           -0-             6,000                  425,000

 Gary H. Davison(3)                            1995         113,797       25,000             -0-                   100,000
  Senior Vice President, COO,                  1994           -0-           -0-              -0-                     -0-
  Director                                     1993           -0-           -0-              -0-                     -0-

 Mark H. Rafferty(4)                           1995         110,825         -0-             5,824                   50,000
  Chief Financial Officer                      1994         76,505          -0-             4,853                   75,000
                                               1993           -0-           -0-              -0-                     -0-

 Charles L. Deslaurier,(5)                     1995         102,429         -0-             6,331                   20,000
  Vice President -                             1994         125,414         -0-             6,331                   20,000
  Contracts and Administration                 1993         27,417          -0-             6,000                  150,000

 Robert C. Abbot(6)                            1995         100,750         -0-              -0-                     -0-
  Vice President of Engineering,               1994         96,255          -0-              -0-                    50,000
  Secretary                                    1993         78,573          -0-              -0-                     -0-

 William A. Flanagan,(7)                       1995            *             *                *
  Vice President -                             1994         110,923         -0-             6,632                    -0-
  Marketing and Technology                     1993         106,073         -0-             6,500                    -0-

---------------

(1)          Automobile benefit.

(2) At April 30, 1995, Mr. Madsen held 692,866 restricted shares of Common Stock with a market value of $3,637,547 at that date; Mr. Madsen waived the payment of his entire salary in the 1993 fiscal year and $28,522 of his salary in the 1994 fiscal year.

(3) At April 30, 1995, Mr. Deslaurier held 46,250 restricted shares of Common Stock with a market value of $242,813 at that date.

(4) At April 30, 1995, Mr. Flanagan held 8,921 restricted shares of Common Stock with a market value of $46,835 at that date.

(5) At April 30, 1995, Mr. Deslaurier held 143,250 restricted shares of Common Stock with a market value of $752,063 at that date.

(6) At April 30, 1995, Mr. Abbott held 222,408 restricted shares of Common Stock with a market value of $1,167,642 at that date.

(7) At April 30, 1995, Mr. Flanagan held 217,421 restricted shares of Common Stock with a market value of $1,141,460 at that date.


FISCAL 1995 OPTION GRANTS

             The following table sets forth information concerning grants of stock options to the Named Executive Officers made pursuant to the Company's 1992 Stock Option Plan during the fiscal year ended April 30, 1995:

                    Stock Option Grants in Fiscal Year 1995

                                                   Individual Grants
                               -------------------------------------------------

                              Securities           Percent of                                          Potential Realizable Value at
                              Underlying         Total Options          Exercise                           Assumed Annual Rates
                               Options             Granted to              or                           of Stock Price Appreciation
                               Granted            Employees in         Base Price      Expiration             For Option Term
 Name                            (#)               Fiscal Year           ($/sh)           Date           5% ($)            10% ($)
 --------------------       -------------       ----------------       ----------      ----------      ----------        -----------
 Peter C. Madsen                 -0-                    -                  -                -              -                   -

 Gary H. Davison               100,000               26.04%              $4.38           7/29/99        121,000             267,000

 Mark H. Rafferty               50,000               13.02%              $4.38           9/9/99          60,600             133,500

 Charles L. Deslaurier          20,000               5.21%               $5.88           3/16/00         32,500              71,900

 Robert C. Abbott                -0-                   -                   -                -               -                   -

 William A. Flanagan             -0-                   -                   -                -               -                   -

---------------

On September 9, 1994 all Optionholders were offered the opportunity to have outstanding options repriced to $4.38 per option conditional upon waiver of previously vested options and acceptance of a new vesting period. With the exception of outstanding options to purchase 80,900 shares, all Optionholders accepted this offer to reprice their options as of that date.

Messrs. Rafferty, Deslaurier, and Abbott accepted the offer to reprice 75,000, 20,000 and 50,000 options respectively as of that date.


FISCAL 1995 AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

The following table sets forth information concerning each exercise of stock options during the fiscal year ended April 30, 1995 by each of the Named Executive Officers and the fiscal year-end value of unexercised options held by such persons:



                                                            Shares             Value of
                                                          Underlying        Unexercisable
                                                         Unexercised         in-the-money
                                                          Options at          Options at
                                                         Fiscal Year-        Fiscal Year-
                              Shares         Value         End ($)             End ($)
                           Acquired on     Realized      Exercisable/        Exercisable/
 Name                      Exercise  (#)       ($)      Unexercisable       Unexercisable
 --------------------     --------------  -----------   -------------       -------------
 Peter C. Madsen             125,000       $441,406       -0- / -0-           -0- / -0-

 Gary H. Davison                -              -        -0- / 100,000       -0- / $137,500

 Mark H. Rafferty               -              -        -0- / 125,000       -0- / $171,875

 Robert C. Abbott               -              -        -0- /  50,000       -0- /  $68,750

 Charles L. Deslaurier        65,000        221,406    45,000 / 40,000    $209,531 / $25,000

 William A. Flanagan            -              -          -0- / -0-           -0- / -0--

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


DIRECTOR COMPENSATION


Directors receive no salary for their services as such; however, the Board of Directors has authorized payment of reasonable expenses incurred by non-employee directors in connection with attendance at meetings of the Board of Directors. The Chairman of the Board receives no compensation for serving in such capacity. In fiscal 1994, Mr. Dennis received $99,458 in compensation as Senior Advisor to the President. As Senior Advisor, Mr. Dennis' duties included consultation with and advise to the President and other Senior Management on technical and business matters related to past, present and future operations, products and strategies and the undertaking of special projects related to the above at the request of the President. Mr. Dennis died on May 28, 1995.


SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock with that of the cumulative total return of the NASDAQ Stock Market - US Index ("NASDAQ STOCK MRKT - US") and the NASDAQ Telecommunications Index ("NASDAQ TELECOM") for the five year period ended on April 30, 1995. The information below is based on an investment of $100, on April 30, 1990, in the Company's Common Stock, the NASDAQ STOCK MRKT - US and the NASDAQ TELECOM. THE COMPANY'S MANAGEMENT CONSISTENTLY CAUTIONS THAT THE STOCK PRICE PERFORMANCE SHOWN IN THE GRAPH BELOW SHOULD NOT BE CONSIDERED INDICATIVE OF POTENTIAL FUTURE STOCK PRICE PERFORMANCE.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At July 17, 1995, there were 9,444,529 shares of Common Stock of the Company issued and outstanding. As of such date, options to purchase 1,123,968 shares of Common Stock were outstanding.

Each holder of shares of Common Stock, but not holders of unexercised options, is entitled to one vote per share on each matter which may be presented at a meeting of shareholders. Cumulative voting is not allowed. The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "FSCX."

The following table sets forth information regarding ownership of Common Stock of the Company at July 17, 1995, by each person who is known by management of the Company to own beneficially more than five percent of the Common Stock (setting forth the address of each such person), by each director and nominee for election as a director, by the Named Executive Officers of the Company identified beneath "Item 11. Executive Compensation," and by all directors and executive officers of the Company as a group. Shares issuable on exercise of warrants or options exercisable within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of persons beneficially owning such warrants or options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Insofar as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

                             AMOUNT AND NATURE
 NAME OF BENEFICIAL OWNER    OF BENEFICIAL OWNERSHIP       PERCENT OF CLASS
 ------------------------    -----------------------       ----------------
 Robert N. Dennis - Estate   774,341                            8.20%

 Peter C. Madsen(1)          692,866                            7.34%

 Gary H. Davison(1)          79,583(2)                           .84%

 Robert C. Abbott            239,075(3)                         2.53%

 Charles L. Deslaurier(3)    194,917(4)                         2.06%

 William A. Flanagan         217,421                            2.30%

 Edward R. Olson(1)          6,667(6)                            .07%

 Thomas G. Amon(1)           6,650(7)                            .07%

 Mark H. Rafferty            50,588(5)                           .54%

 All Directors and           2,262,107(8)                          *
 Executive Officers as a
 group (six persons)

-----------------------


(1)      Director.

(2) Gives effect to 33,333 options owned by Davison exercisable within 60 days.

(3) Gives effect to 16,667 options owned by Abbott exercisable within 60 days.

(4) Gives effect to 51,667 options owned by Deslaurier exercisable within 60 days.

(5) Gives effect to 41,667 options owned by Rafferty exercisable within 60 days.

(6) Gives effect to 6,667 options owned by Olson exercisable within 60 days.

(7) Shares are held in the Amon & Sabatini Pension and Profit Sharing Plans, of which Mr. Amon is Co-Trustee.

(8)      Based upon 9,444,531 shares outstanding at July 17, 1995.

------------------------

The Company is unaware of any arrangement the operation of which could at a subsequent date result in a change in control of the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the fiscal year ended April 30, 1995, the Company sold approximately $415,000 of product under normal terms and conditions to Newbridge Networks, Inc. ("Networks") a United States subsidiary of Newbridge Networks Corporation, a Canadian Telecommunications Company ("Newbridge"). FastComm sells to Newbridge Networks Corporation under net 30 day terms with prompt payment discounts. Such terms are consistent with that of similar customers. Title passes on shipment of product. Under the terms of the contract, Newbridge may return purchased and paid for (during the previous six month period) but unused products to FastComm for either warranty revalidation and/or revision level change (hardware or firmware). Peter C. Madsen, President, Chief Executive Officer and a director of the Company is also a director of Newbridge.


The Company paid the law firm of Amon & Sabatini $159,000 in the fiscal year ended April 30, 1995. Thomas G. Amon, a Director of the Company, since December 1994, is a partner of Amon & Sabatini.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 1995.



                                FASTCOMM COMMUNICATIONS CORPORATION



                                By: /s/ PETER C. MADSEN
                                   ------------------------------------------
                                    Peter C. Madsen
                                    President







                                By:  /s/ MARK H. RAFFERTY
                                   ------------------------------------------
                                     Mark H. Rafferty
                                     Vice President-Finance and Treasurer
                                     (Principal Financial Officer)