Form 10-Q
period 1996-02-03
FASTCOMM COMMUNICATIONS CORP
filed 1996-03-13
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   (Mark One)

    / X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended         February 3, 1996            .
                                   --------------------------------------
    /   /  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transaction period from__________________  to _________________________

Commission file number        0-17168       .
                      -----------------------


                     FASTCOMM COMMUNICATIONS CORPORATION
                     -----------------------------------
           (Exact name of registrant as specified in its charter)


                 Virginia                                         54-1289115 .
----------------------------------------    ----------------------------------
     (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation of Organization)                      Identification No.)


                              45472 Holiday Drive
                            Sterling, Virginia 20166
       ---------------------------------------------------------------
               (Address of principal executive offices, Zip code)


                                 (703) 318-7750
       ---------------------------------------------------------------
              (Registrants telephone number, including area code)
              ---------------------------------------------------


                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjuct to such filing requirements for the past 90 days. Yes X . No .
                                                               -----     ------

As of March 1, 1996, there were   9,573,696    shares of the Common Stock, par
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

                      FASTCOMM COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS




PART I         FINANCIAL INFORMATION                                    PAGE NO.
                                                                        --------
     Item 1.   Financial Statements

               Consolidated Statements of Operations
               Fiscal quarter and three fiscal quarters
               ended February 3, 1996, and February 4, 1995   . . . . . .      3

               Consolidated Balance Sheets -
               February 3, 1996, and April 30, 1995   . . . . . . . . . .      4

               Consolidated Statements of Cash Flows
               Fiscal quarter and three fiscal quarters
               ended February 3, 1996 and February 4, 1995  . . . . . . .      5

               Notes to Consolidated Financial Statements   . . . . . . .    6-7

     Item 2    Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations   . . . . . . . . . . . . . . . . . . . . . . .   8-11

PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . .     12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13





                                 (Page 2 of 13)

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      FASTCOMM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                       Fiscal quarter ended           Three fiscal quarters ended
                                                    ----------------------------    ------------------------------
                                                     February 3,     February 4,      February 3,     February 4,
                                                        1996            1995             1996            1995
                                                    ------------    ------------    ------------     -------------

Product sales                                       $3,038,295      $1,288,359       $6,242,134      $3,361,354
License fees and other                                  12,600          12,000           50,014          66,355
                                                   ------------    ------------     ------------   -------------
Total revenues                                       3,050,895       1,300,359        6,292,148       3,427,709


Expenses
    Cost of sales                                    1,489,821         704,811        3,124,341       1,782,416
    Selling, general and administrative              1,001,217       1,118,967        3,046,075       3,089,014
    Research and development                           350,136         224,201          989,346         687,440
    Depreciation and amortization                       58,555          54,483          199,274         160,879
                                                   ------------    ------------     ------------   -------------
Income (loss) from operations                          151,166        (802,103)      (1,066,888)     (2,292,040)

Other income (expense)
    Other income                                        19,572              15           21,524              15
    Interest income                                     39,933           9,205           97,831          20,718
    Interest expense                                    (4,527)         (6,309)         (19,863)        (18,562)
                                                   ------------    ------------     ------------   -------------
Net income (loss)                                     $206,144       ($799,192)        (967,396)    ($2,289,869)
                                                   ============    ============     ============   =============


Earnings (loss) per share
         Primary                                         $0.02          ($0.09)          ($0.10)         ($0.28)
         Fully diluted                                   $0.02          ($0.09)          ($0.10)         ($0.28)

Weighted average number of shares
         Primary                                     9,780,384       8,428,240        9,478,959       8,224,283
         Fully diluted                               9,780,384       8,428,240        9,478,959       8,224,283


    See accompanying notes to unaudited consolidated financial statements



                                 (Page 3 of 13)

                      FASTCOMM COMMUNICATIONS CORPORATION
                                 BALANCE SHEET

ASSETS

                                                    February 3,             April 30,
                                                       1996                    1995
                                                   -------------          -------------
                                                    (unaudited)
Current assets
   Cash and cash equivalents                         $1,257,655             $3,105,346
   Restricted investments                                                      374,687
   Accounts receivable, net of provision for
   returns and doubtful accounts of $202,000
   and $225,000                                       2,783,154              1,332,473
   Inventories, net                                   1,945,683              1,969,150
   Prepaid and other                                    113,820                 74,685
                                                   -------------          -------------
                                                      6,100,312              6,856,341

Property, plant and equipment                           375,743                281,325
Software license, rights and other intangibles
   net of accumulated amortization of $238,500
   and $198,750                                         288,911                357,779
Other assets                                            140,328                 81,844
                                                   -------------          -------------
                                                     $6,905,294             $7,577,289
                                                   =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current portion of long term debt                   $156,001               $226,171
   Accounts payable                                   1,311,932                762,742
   Accrued payroll                                      160,606                206,683
   Other current liabilities                             45,615                101,059
                                                   -------------          -------------
                                                      1,674,154              1,296,655

   Long term debt, less current maturities                                     131,754
                                                   -------------          -------------
                                                      1,674,154              1,428,409
                                                   -------------          -------------

Shareholders' equity
   Common stock, $.01 par value,                         94,972                 94,445
   (25,000,000 shares authorized; 9,497,195 and
   9,444,529 issued and outstanding)
   Additional paid in capital                        13,298,899             13,249,770
   Accumulated deficit                               (8,162,731)            (7,195,335)
                                                   -------------          -------------
   Total shareholders' equity                         5,231,140              6,148,880

                                                   -------------          -------------
                                                     $6,905,294             $7,577,289
                                                   =============          =============

     See accompanying notes to unaudited consolidated financial statements



                                 (Page 4 of 13)

                      FASTCOMM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                    Fiscal quarter ended             Three fiscal quarters ended
                                                 ------------------------------   --------------------------------
                                                   February 3,      February 4,      February 3,      February 4,
                                                      1996             1995             1996             1995
                                                 --------------    ------------   ---------------    -------------
Operating activities
  Net income (loss)                                 $206,144        ($799,192)       ($967,396)     ($2,289,869)

 Items not affecting cash
  Depreciation and amortization                       58,555           54,483          199,274          160,879
  Provision for doubtful accounts                    (27,600)                           (2,675)
  Provision for inventory obsolescence                40,463                           110,463
  Settlement of litigation                           (21,570)                          (21,570)
 Cash effect of changes in:
  Accounts receivable                             (1,018,068)        (128,914)      (1,448,008)         649,051
  Inventories                                        (27,468)         405,888          (86,995)         447,992
  Prepaid and other current assets                   (48,314)         (18,927)         (39,133)         (87,597)
  Other non current assets                            (6,772)           2,471          (58,484)         (49,496)
  Accounts payable and accrued liabilities           206,543          319,885          503,113          244,843
  Other current liabilities                          (78,407)                          (55,444)         (34,153)

                                                 ------------      -----------    -------------      -----------
  Net cash used by operations                       (716,494)        (164,306)      (1,866,855)        (958,350)
                                                 ------------      -----------    -------------      -----------


Investing activities
  Additions of property, plant and equipment         (37,724)         (62,086)        (198,692)        (108,751)
  Purchase of software license rights and
     other intangible assets                                                           (26,131)         (93,817)
  Reduction of investment collateral                                   (9,000)         374,687            4,088

                                                 ------------      -----------    -------------      -----------
  Net cash provided (used) by investing
     activities                                      (37,724)         (71,086)         149,864         (198,480)
                                                 ------------      -----------    -------------      -----------

Financing activities
  Proceeds from exercise of options                    8,537              450           71,224          208,912
  Proceeds from private placement                                     611,500                           611,500
  Costs associated with private placement                             (26,759)                          (26,759)
  Repayment of notes payable                                          (57,683)        (201,924)        (199,599)
  Preceeds from notes payable bank                                                                       80,000

                                                 ------------      -----------    -------------      -----------
  Net cash provided (used) by financing
     activities                                        8,537          527,508         (130,700)         674,054
                                                 ------------      -----------    -------------      -----------

Net decrease in cash and equivalents                (745,681)         292,116       (1,847,691)        (482,776)

Cash and cash equivalents, beginning of period     2,003,336          200,857       $3,105,346          975,749
                                                 ------------      -----------    -------------      -----------

Cash and cash equivalents, end of period          $1,257,655         $492,973       $1,257,655         $492,973
                                                 ============      ===========    =============      ===========


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

In the opinion of Management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation and all such
adjustments are of a normal and recurring nature.    The results of operations
as presented in this report are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 1996.

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

The quarters ended February 3, 1996, and February 4, 1995, included 91 calendar days.

2. EARNINGS (LOSS) PER SHARE

Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. For the quarter ended February 3, 1996, the earnings per share calculation includes common share equivalents. For the quarter ended February 4, 1995, and for the three fiscal quarters ended February 3, 1996, and February 4, 1995, the earnings per share calculation does not include common share equivalents in that the inclusion of such equivalents would be antidilutive for all such periods.


3.  INVENTORIES

Inventories are valued at the lower of cost or market and consist of the following:

                                             February 3,         April 30,
                                                1995               1995
                                          ---------------------------------
Production materials                        $1,107,193         $1,151,875
 Work in process                               332,163            148,875
 Finished goods                                506,327            668,400
                                          --------------     --------------
                                            $1,945,683         $1,969,150
                                          ==============     ==============


4.   RELATED PARTY TRANSACTIONS

During the quarter ended February 3, 1996, the Company sold approximately $37,000 of





                                 (Page 6 of 13)
product under normal terms and conditions to Newbridge Networks Inc., a subsidiary of Newbridge Networks Corporation, a Canadian telecommunications company. Sales to Newbridge total approximately $114,000 for the three quarters ended February 3, 1996. FastComm sells to Newbridge under net 30 terms with prompt payment discounts. Such terms are consistent with that of similar customers. Title passes on shipment of product. Peter C. Madsen, President, Chief Executive Officer and Chairman of the Board of Directors of FastComm Communications Corporation is a Director of Newbridge Networks Corporation.
The accounts receivable due from Newbridge totals $28,000 at February 3, 1996, and $51,000 at April 30, 1995.


5. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK

The quarter ended February 3, 1996, includes sales of $936,000 and $874,000, representing 31% and 29%, respectively, of total revenues to two unrelated third party domestic corporations. The three fiscal quarters ended February 3, 1996 includes sales of $1,413,000 and 884,000, respectively, representing 22% and 14% of total year to date revenues, to these same corporations. As of February 3, 1996, accounts receivable includes $835,000 and $808,000, respectively due from these corporations.





                                 (Page 7 of 13)

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUE


                               Fiscal quarter ended             Three fiscal quarters ended
                         -------------------------------      -------------------------------
                          February 3,       February 4,        February 3,       February 4,
                             1996              1995               1996              1995
                         ------------      -------------      ------------      -------------
Product sales             $3,038,295        $1,288,359         $6,242,134        $3,361,354
License fees and other        12,600            12,000             50,014            66,355
                         ------------      -------------      ------------      -------------
Total revenues            $3,050,895        $1,300,359         $6,292,148        $3,427,709


Total revenues increased $1,210,000 (66%) over that of the previous quarter and increased $1,751,000 (135%) when compared with the corresponding quarter of fiscal 1995. The increase in product sales from that of the previous quarter was primarily attributable to an increase in the sale of frame relay access devices ($2,526,000 as compared with $1,505,000 in the previous quarter). The increase in product sales over that of the corresponding quarter in the previous fiscal year is also primarily attributable to increased sales of frame relay access devices ($2,526,000 as compared with $1,167,000) offset by decreased sales of data compression products, analog modems and channel service units. The market for the Company's data compression is primarily international where circuit costs are higher and the economies offered by compression are greater. The Company continues to manufacture analog modems for specialized applications, however, it has no plans to sell into the consumer market for low end modems.

On a fiscal year to date basis, revenues increased $2,864,000 (84%) when compared to the first three quarters of fiscal year 1995. This increase is primarily attributable to increased sales of frame relay access devices ($5,199,000 as compared with $2,368,000).

The quarter ended February 3, 1996, includes sales of $936,000 and $874,000 to two, unrelated, third party domestic corporations. The three quarters ended February 3, 1995, includes sales of $1,413,000 and $884,000 to the same corporations.

The Company continues to focus its selling efforts on larger customers that offer strong resale support of FastComm products to end users and on those that present significant resale potential.

A significant portion of the Company's sales are derived from products shipped against firm purchase orders received in each fiscal quarter and from products shipped against firm purchase orders released in that quarter. Unforeseen delays in product deliveries or the closing of sales, introduction of new products by the Company or its competitors, supply shortages, varying patterns of customer capital expenditures or other conditions affecting the digital access product industry or the economy during any fiscal quarter could cause quarterly revenue and net earnings to vary greatly.





                                 (Page 8 of 13)

COST OF GOODS SOLD AND GROSS MARGIN

                              Fiscal quarter ended              Three fiscal quarters ended
                         -------------------------------      -------------------------------
                          February 3,       February 4,        February 3,       February 4,
                             1996              1995               1996              1995
                         ------------      -------------      ------------      -------------
Cost of sales             $1,489,821          $704,811         $3,124,341        $1,782,416

Gross margin                      51%               45%                50%               47%

Gross margin is calculated by subtracting cost of sales from product sales. Gross margins during the current fiscal quarter approximated 51%, as compared with 45% for the quarter ended February 4, 1995. The increase in gross margin is attributable to higher manufacturing volumes in the current quarter. During the quarter ended February 3, 1996, the Company increased its reserve for
inventory obsolescence by $40,000.   On a year to date basis, the Company has
increased its reserve or inventory obsolescence by $110,000 to $605,000. This increase reduced gross margin by approximately 2%.

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES

                             Fiscal quarter ended               Three fiscal quarters ended
                         -------------------------------      -------------------------------
                          February 3,       February 4,        February 3,       February 4,
                             1996              1995               1996              1995
                         ------------      -------------      ------------      -------------
                          $1,001,217        $1,118,967         $3,046,075        $3,089,014

Selling, general and administrative expenses decreased $118,000 over that of the corresponding quarter in the previous fiscal year. This is primarily attributable to decreases in salary and benefit costs ($75,000), a decrease in bad debt expense ($93,000), offset by an increase in professional fees associated with the SEC investigation ($59,000).

Such costs decreased $43,000 on a fiscal year to date basis. This decrease is primarily attributable to a decrease in bad debt expense ($65,000), a decline in advertising costs ($34,000), decreased salary expenses ($100,000 offset by increased professional fees associated with the SEC investigation ($155,000).


RESEARCH AND DEVELOPMENT EXPENSES

                              Fiscal quarter ended              Three fiscal quarters ended
                         -------------------------------      -------------------------------
                          February 3,       February 4,        February 3,       February 4,
                             1996              1995               1996              1995
                         ------------      -------------      ------------      -------------
                            $350,136          $224,201           $989,346          $687,440

Research and development expenditures consist primarily of hardware and software engineering personnel expenses, subcontracting costs, equipment, prototypes and facilities. The increase in such expenses on both a current quarter and fiscal year to date basis is primarily attributable to increased labor and material costs associated with new product development and new product prototypes.

The markets for the Company's products are characterized by continuing technological change. Management believes that significant expenditures for research and development will continue to be required in the future.

LIQUIDITY AND CAPITAL RESOURCES

At February 3, 1996, the Company had $1,258,000 in cash and cash equivalents. Working capital increased $148,000 during the fiscal quarter ended February 3, 1996, and decreased





                                 (Page 9 of 13)

$1,134,000 during the three fiscal quarters ended February 3, 1996.

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

THIRD FISCAL QUARTER OF 1996 COMPARED TO THIRD FISCAL QUARTER OF 1995

Cash used by operations increased from $164,000 in the quarter ended February 4, 1995, to $716,000 in the quarter ended February 3, 1996. The $552,000 increase in cash used in operating activities is primarily attributable to increased accounts receivable balances associated with increased sales ($889,000), increased inventory expenditures ($433,000) the paydown of accounts payable and accrued liability balances ($113,000) offset by increased net income for the period ($1,005,000) and an increase in the provision for inventory obsolescence ($40,000).

Cash used by investing activities totaled $38,000 in the current fiscal quarter. This utilization of cash was primarily attributable to asset purchases required to develop and produce new products.

THREE FISCAL QUARTERS ENDED FEBRUARY 3, 1996 COMPARED TO THREE FISCAL QUARTERS ENDED FEBRUARY 4, 1995

Cash used by operations increased from $958,000 in the three fiscal quarters ended February 4, 1995, to $1,862,000 in the three fiscal quarters ended February 3, 1996. The $904,000 increase in cash used in operating activities is primarily due to an increase in accounts receivable and inventory purchases associated with increased sales. Further, the sharp decline in accounts receivable, in fiscal 1995, did not recur in the current fiscal year. This was offset by a $1,322,000 decrease in the net loss for the period, increases accounts payable and accrued liability balances, and an increase in the reserve for inventory obsolescence.

Cash provided by investing activities totaled $150,000 in the three fiscal quarters ended February 3, 1996. The Company repaid the installment loan payable to its bank and redeemed the US Treasury Bill that collateralized this loan. This redemption, which totaled $375,000, was partially offset by $199,000 in fixed asset purchases.

Cash used by financing activities is primarily attributable to the repayment of notes payable to the bank ($206,000) offset by proceeds from the exercise of common stock options ($71,000).

REPAYMENT OF NOTES PAYABLE

During the first quarter of the current fiscal year, the Company repaid its installment loan payable in the amount of $194,750 and redeemed the US Treasury Bill that collateralized this loan. The proceeds from this Treasury Bill were transferred to cash.

INVENTORIES

The Company's inventory balances increased slightly in the current fiscal quarter. The Company increased its reserve for inventory obsolescence from $565,000 to $605,000 during the current fiscal quarter. The specific targets of this reserve are the data compression and analog modem inventories. The market for the Company's data compression products is in the international market where circuit costs are higher and the economies offered by compression are greater. The Company continues to manufacture analog modems for specialized applications, however, it has no plans to sell into the consumer market for low





                                (Page 10 of 13)
end modems. The Company believes it will be able to ship and/or liquidate its current inventory levels profitably and that its reserve for inventory obsolescence and excess inventory is adequate.


SHAREHOLDERS' EQUITY

Shareholders' equity increased $193,000 in the current quarter and decreased
$918,000 during the three fiscal quarters ended February 3, 1996.   The
increase is attributable to the current quarter profit and the decrease is attributable primarily to the year to date net loss.





                                (Page 11 of 13)

                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On July 6, 1993, Sheffield Securities, Inc., a Delaware corporation that ceased operations on November 9, 1990, commenced an action against the Company in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The suit pertained to the attempted exercise of an expired Underwriter's Warrant Certificate. For jurisdictional purposes, the plaintiff claimed unspecified damages in excess of $15,000.

On February 20, 1996, after commencement of trial, the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida issued a Final Judgement of Dismissal in favor of the Company and against the Plaintiff, Sheffield Securities, Inc. The parties have stipulated that no appeal will be taken from the Final Judgement of Dismissal.

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

                                             FASTCOMM COMMUNICATIONS CORPORATION
                                       (Registrant)




                                         /s/ Peter C. Madsen
Date: March 13, 1996                 By: ---------------------------
                                         Peter C. Madsen
                                         President,  Chief Executive Officer
                                         and Chairman of the Board of Directors
                                         (Principal Executive Officer)





                                          /s/ Mark H. Rafferty
Date: March 13, 1996                  By:---------------------------
                                         Mark H. Rafferty
                                         Vice President,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)





                               (Page 13 of 13)