Form 10-Q/A
period 1996-02-03
FASTCOMM COMMUNICATIONS CORP
filed 1996-06-03
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A1

 (Mark One)

    / X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended      February 3, 1996      .
                                 ---------------------------

  /   /  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the transaction period from                    to
                                  ---------------       -----------------------

  Commission file number        0-17168       .
                        ----------------------


                     FASTCOMM COMMUNICATIONS CORPORATION
                     -----------------------------------
           (Exact name of registrant as specified in its charter)


               Virginia                                  54-1289115       .
    -------------------------------           -------------------------------
    (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation of Organization)                  Identification No.)



                             45472 Holiday Drive
                          Sterling, Virginia 20166
       --------------------------------------------------------------
             (Address of principal executive offices, Zip code)


                               (703) 318-7750
       --------------------------------------------------------------
             (Registrants telephone number, including area code)
             ---------------------------------------------------



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


                                 (Page 2 of 13)

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     FASTCOMM COMMUNICATIONS CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                 Fiscal quarter ended           Three fiscal quarters ended
                                             -----------------------------     -----------------------------
                                             February 3,       February 4,      February 3,     February 4,
                                                 1996            1995             1996             1995
                                             -------------    ------------     ------------    -------------
Product sales                                 $3,038,295      $1,288,359       $6,242,134       $3,361,354
License fees and other                            12,600          12,000           50,014           66,355
                                             -------------    ------------     ------------    -------------
Total revenues                                 3,050,895       1,300,359        6,292,148        3,427,709


Expenses
    Cost of sales                              1,489,821         704,811        3,124,341        1,782,416
    Selling, general and administrative        1,001,217       1,118,967        3,046,075        3,089,014
    Research and development                     350,136         224,201          989,346          687,440
    Depreciation and amortization                 58,555          54,483          199,274          160,879
                                             -------------    ------------     ------------    -------------
Income (loss) from operations                    151,166        (802,103)      (1,066,888)      (2,292,040)

Other income (expense)
    Other income                                  19,572              15           21,524               15
    Interest income                               39,933           9,205           97,831           20,718
    Interest expense                              (4,527)         (6,309)         (19,863)         (18,562)
                                             -------------    ------------     ------------    -------------
Net income (loss)                               $206,144       ($799,192)        (967,396)     ($2,289,869)
                                             =============    ============     ============    =============


Earnings (loss) per share
         Primary                                   $0.02          ($0.09)          ($0.10)          ($0.28)
         Fully diluted                             $0.02          ($0.09)          ($0.10)          ($0.28)

Weighted average number of shares
         Primary                               9,780,384       8,428,240        9,478,959        8,224,283
         Fully diluted                         9,780,384       8,428,240        9,478,959        8,224,283


   See accompanying notes to unaudited consolidated financial statements





                                 (Page 3 of 13)

                      FASTCOMM COMMUNICATIONS CORPORATION
                                 BALANCE SHEET


                                     ASSETS

                                                     February 3,                   April 30,
                                                        1996                          1995
                                                    -------------               --------------
                                                    (unaudited)
Current assets
   Cash and cash equivalents                          $1,257,655                  $3,105,346
   Restricted investments                                                            374,687
   Accounts receivable, net of provision for
   returns and doubtful accounts of $202,000
   and $225,000                                        2,783,154                   1,332,473
   Inventories, net                                    1,945,683                   1,969,150
   Prepaid and other                                     113,820                      74,685
                                                    --------------              --------------
                                                       6,100,312                   6,856,341

Property, plant and equipment                            375,743                     281,325
Software license, rights and other intangibles
   net of accumulated amortization of $238,500
   and $198,750                                          288,911                     357,779
Other assets                                             140,328                      81,844
                                                    --------------              --------------
                                                      $6,905,294                  $7,577,289
                                                    ==============              ==============
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of long term debt                    $156,001                    $226,171
   Accounts payable                                    1,311,932                     762,742
   Accrued payroll                                       160,606                     206,683
   Other current liabilities                              45,615                     101,059
                                                    --------------              --------------
                                                       1,674,154                   1,296,655

   Long term debt, less current maturities                                           131,754
                                                    --------------              --------------
                                                       1,674,154                   1,428,409
                                                    --------------              --------------

Shareholders' equity
   Common stock, $.01 par value,                          94,972                      94,445
   (25,000,000 shares authorized; 9,497,195 and
   9,444,529 issued and outstanding)
   Additional paid in capital                         13,298,899                  13,249,770
   Accumulated deficit                                (8,162,731)                 (7,195,335)
                                                    --------------              --------------
   Total shareholders' equity                          5,231,140                   6,148,880

                                                    --------------              --------------
                                                      $6,905,294                  $7,577,289
                                                    ==============              ==============

   See accompanying notes to unaudited consolidated financial statements


                                 (Page 4 of 13)

                     FASTCOMM COMMUNICATIONS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                              Fiscal quarter ended              Three fiscal quarters ended
                                                        --------------------------------      --------------------------------
                                                         February 3,        February 4,        February 3,        February 4,
                                                            1996               1995               1996               1995
                                                        --------------     -------------      -------------     --------------
Operating activities
  Net income (loss)                                        $206,144          ($799,192)         ($967,396)       ($2,289,869)

  Items not affecting cash
  Depreciation and amortization                              58,555             54,483            199,274            160,879
  Provision for doubtful accounts                           (27,600)                               (2,675)
  Provision for inventory obsolescence                       40,463                               110,463
  Settlement of litigation                                  (21,570)                              (21,570)
  Cash effect of changes in:
  Accounts receivable                                    (1,018,068)          (128,914)        (1,448,008)           649,051
  Inventories                                               (27,468)           405,888            (86,995)           447,992
  Prepaid and other current assets                          (48,314)           (18,927)           (39,133)           (87,597)
  Other non current assets                                   (6,772)             2,471            (58,484)           (49,496)
  Accounts payable and accrued liabilities                  206,543            319,885            503,113            244,843
  Other current liabilities                                 (78,407)                              (55,444)           (34,153)

                                                        -------------      -------------      -------------     --------------
  Net cash used by operations                              (716,494)          (164,306)        (1,866,855)          (958,350)
                                                        -------------      -------------      -------------     --------------


Investing activities
  Additions of property, plant and equipment                (37,724)           (62,086)          (198,692)          (108,751)
  Purchase of software license rights and
     other intangible assets                                                                      (26,131)           (93,817)
  Reduction of investment collateral                                            (9,000)           374,687              4,088

                                                        -------------      -------------      -------------     --------------
  Net cash provided (used) by investing activities          (37,724)           (71,086)           149,864           (198,480)
                                                        -------------      -------------      -------------     --------------

Financing activities
  Proceeds from exercise of options                           8,537                450             71,224            208,912
  Proceeds from private placement                                              611,500                               611,500
  Costs associated with private placement                                      (26,759)                              (26,759)
  Repayment of notes payable                                                   (57,683)          (201,924)          (199,599)
  Preceeds from notes payable bank                                                                                    80,000

                                                        -------------      -------------      -------------     --------------
  Net cash provided (used) by financing activities            8,537            527,508           (130,700)           674,054
                                                        -------------      -------------      -------------     --------------

Net decrease in cash and equivalents                       (745,681)           292,116         (1,847,691)          (482,776)

Cash and cash equivalents, beginning of period            2,003,336            200,857         $3,105,346            975,749
                                                        -------------      -------------      -------------     --------------

Cash and cash equivalents, end of period                 $1,257,655           $492,973         $1,257,655           $492,973
                                                        =============      =============      =============     ==============

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


3.    INVENTORIES
Inventories are valued at the lower of cost or market and consist of the following:

                                February 3,          April 30,
                                   1995                1995
                              ----------------------------------
Production materials            $1,107,193          $1,151,875
  Work in process                  332,163             148,875
  Finished goods                   506,327             668,400
                              --------------       -------------
                                $1,945,683          $1,969,150
                              ==============       =============


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




                                 (Page 7 of 13)

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
REVENUE

                                     Fiscal quarter ended              Three fiscal quarters ended
                                --------------------------------     --------------------------------
                                 February 3,       February 4,         February 3,      February 4,
                                     1996              1995                1996             1995
                                --------------     -------------     ---------------   --------------
Product sales                     $3,038,295        $1,288,359          $6,242,134       $3,361,354
License fees and other                12,600            12,000              50,014           66,355
                                --------------     -------------     ---------------   --------------
Total revenues                    $3,050,895        $1,300,359          $6,292,148       $3,427,709



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


                                 (Page 8 of 13)

COST OF GOODS SOLD AND GROSS MARGIN

                                      Fiscal quarter ended              Three fiscal quarters ended
                                --------------------------------      -------------------------------
                                  February 3,        February 4,        February 3,      February 4,
                                    1996                1995               1996              1995
                                --------------     -------------      --------------    -------------
Cost of sales                     $1,489,821          $704,811          $3,124,341       $1,782,416

Gross margin                             51%               45%                 50%              47%


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

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES

            Fiscal quarter ended              Three fiscal quarters ended
       -------------------------------       ------------------------------
        February 3,       February 4,         February 3,      February 4,
           1996              1995                1996             1995
       -------------    --------------       -------------   --------------
        $1,001,217        $1,118,967          $3,046,075       $3,089,014


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


RESEARCH AND DEVELOPMENT EXPENSES


             Fiscal quarter ended             Three fiscal quarters ended
        -------------------------------     --------------------------------
         February 3,       February 4,        February 3,      February 4,
            1996              1995               1996              1995
        ------------      -------------     --------------    --------------
          $350,136          $224,201            $989,346         $687,440


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

The Company believes it has adequate funding for the foreseeable future to support its core business. However, the Company anticipates additional funding requirements to meet future expansion and research and development expenses.
It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties and by investments by strategic partners. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company.


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

INVENTORIES
The Company's inventory balances increased slightly in the current fiscal quarter. The Company increased its reserve for inventory obsolescence from $565,000 to $605,000 during the current fiscal quarter. The specific targets of this reserve are the data compression and analog modem inventories. The market for the Company's data compression products is in the international market where circuit costs are higher and the economies offered by





                                (Page 10 of 13)
compression are greater. The Company continues to manufacture analog modems for specialized applications, however, it has no plans to sell into the consumer market for low end modems. The Company believes it will be able to ship and/or liquidate its current inventory levels profitably and that its reserve for inventory obsolescence and excess inventory is adequate.


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


                                     FASTCOMM COMMUNICATIONS CORPORATION
                                 (Registrant)





Date: May 29, 1996               By:      /s/ Peter C. Madsen
                                     ---------------------------
                                        Peter C. Madsen
                                        President, Chief Executive Officer
                                        and Chairman of the Board of Directors
                                        (Principal Executive Officer)






Date: May 29, 1996                By:   /s/ Mark H. Rafferty
                                      ---------------------------
                                        Mark H. Rafferty
                                        Vice President,
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)