Form 10-K/A
period 1995-04-30
FASTCOMM COMMUNICATIONS CORP
filed 1996-06-11
CIK 828529

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KA/2

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended April 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from to ________________

                         Commission File Number: 0-17168

                       FASTCOMM COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                                    Virginia
                         (State or other jurisdiction of
                         incorporation or organization)

                               45472 Holiday Drive
                               Sterling, Virginia
                    (Address of principal executive offices)

                                   54-1289115
                                (I.R.S. Employer
                             Identification Number)

                                      20166
                                   (Zip Code)

        Registrant's Telephone Number, including area code: 703/318-7750

        Securities registered pursuant to Section 12(b) of the Act: None.

        Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on July 17, 1995, was $37,707,726 (7,182,424 shares times $5.25). As of July 17, 1995, there were 9,444,529 shares of the Common Stock of the registrant outstanding.

                       FASTCOMM COMMUNICATIONS CORPORATION

                                      INDEX


                                        PART I.                             Page

Item 1.   Business.                                                           3
Item 2.   Properties.                                                        11
Item 3.   Legal Proceedings.                                                 12
Item 4.   Submission of Matters to Vote of Security Holders.                 12



                                       PART II.                             Page

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters.                                       13
Item 6.   Selected Financial Data.                                           14
Item 7. Management's Discussion and Analysis of Financial Condition and 15 Results of Operations.
Item 8.   Financial Statements and Supplementary Data.                       21
Item 9. Changes in and Disagreements with Accountants on Accounting and 49 Financial Disclosure.




                                       PART III.                            Page

Item 10.  Directors and Executive Officers of the Registrant.                50
Item 11.  Executive Compensation.                                            51
Item 12.  Security Ownership of Certain Beneficial Owners and Management.    55
Item 13.  Certain Relationships and Related Transactions.                    56



                                       PART IV.                             Page

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  57

                                     PART I.

Item 1.   Business.

General

Network Access Marketplace

FastComm Communications Corporation, a Virginia corporation ("FastComm" or the "Company"), participates in the communications networking industry, which divides logically into two major areas:

1. Backbone systems and components: consisting of large switches and multiplexers, connected to each other by Wide Area Network (WAN) transmission lines. Public networks put backbone components in Central Offices. Private networks place them at headquarters, major regional centers, and the larger branch locations.

2. Access devices: this equipment is physically smaller, typically located in remote customer offices and attached to the backbone network through a single or multiple telephone lines. An access device may be part of a local area network (LAN) within a building or campus and/or facilitate connection among and between LAN and WAN environments.

Networks may be analog, where the electrical signal varies continuously like the volume of a speaker's voice, or digital, where the signal is either on or off (1 or 0).

FastComm's Market Position

FastComm Communications Corp. (FSCX, NASDAQ) designs, manufactures, markets, and sells access devices that allow computer users to connect to public and private networks based on analog and digital transmission. Its products include a range of devices aimed at the fast packet services (cell relay or ATM networks, X.25 packet switched networks, and frame relay networks) as well as the analog public telephone network. The Company's access devices allow many types of terminal equipment and computers to access these services.

The Company's current business is primarily based on access devices for frame relay services. Other access products offered include models designed for cell relay or ATM services (a LAN bridge), analog phone lines (modems), and leased or switched digital data services (CSU/DSUs for DDS). FastComm also offers a family of moderate to very high speed data compressors to enhance access to digital services.

The Company manufactures the bulk of its products at its headquarters locations. But it also resells products manufactured by others under its label.

The Company does not make backbone network components or systems, but is focused on the much simpler access devices. The market potential (in units) is greater for access products because there are so many small offices and businesses that are increasingly able to justify a digital network connection.

Development of the Business

The Company was organized under the name MicroTel, Inc. by Robert N. Dennis and another individual under the laws of the Commonwealth of Virginia in May 1983 to provide computer data protection and recovery services. The Company changed its name to Data Safe Incorporated in February 1984; to Electronic Vaults, Inc. in August 1984; and to FastComm Communications Corporation in October 1987. The Company commenced the design, manufacture, and marketing of communications equipment in September 1984.

The Company's original product, a data backup service, involved the transfer of digital information from each customer's computer to the Company's storage facility over public telephone lines via third party modems. However, early modems did not send data very quickly, reducing the value of this service. To preserve its data backup business, the Company developed a faster modem, the UPTA96 which to the best of Management's knowledge, was the first 9600 bit per second dial modem. The data backup service was discontinued, and modems dominated company revenue until 1993.

In April 1988, the Company completed an initial public offering of Units consisting of one Common Stock share, par value $.01, and a Warrant to purchase one share of Common Stock at $1.50 per share, priced at $5.00 per Unit. The warrants expired on April 11, 1993.

The Company in early 1991 identified synchronous data compression as a potential market and Watch Hill Research, Inc., a start-up firm with compression technology, as an acquisition candidate. In August 1991, FastComm entered into an agreement with Watch Hill to pay for development and to acquire exclusive rights to the technology of the "Time Machine" data compressor. The Company advanced approximately $358,000 to complete the initial development of the Time Machine and delivered a total of 333,417 shares of restricted stock under the terms of the agreement.

Another digital technology of interest in 1991 was Frame Relay ("FR"). The Company in July 1991 reached agreement with Sigma Research, a New Jersey partnership, to hire certain of its employees and to acquire title to its existing frame relay software code. Payment consisted of 22,500 shares of restricted stock and $195,000. The acquired code has since been incorporated into the Company's frame relay products.

In March 1994 the Company acquired the assets and certain liabilities of ZyBel Microsystems, Inc., based in Connecticut, for up to 25,000 shares of restricted stock in satisfaction of the $220,000 purchase price. The firm was engaged in selling an interactive voice response product that it had created, Vista, and the data controller, a small data switch or data PBX (see Data Controllers below) which are now FastComm products.

Products

The Company turned to digital access products starting in 1990. This equipment addresses the needs of transmission lines (channel service units or CSU/DSUs), frame relay services (FRADs), and most recently ATM services (ATM access device).

In the fiscal year ended April 30, 1995, revenue was derived principally from digital products. This represented the completion of a shift away from modems, which had been the principal product from since 1984. FastComm considers all access products to be a single market segment.

Frame Relay

Frame Relay is a simple way to transfer (relay) blocks of data (frames) on a "best effort" basis (without error correction) across a public or private network. Frame Relay depends on the higher quality (low error rates) of optical fiber transmission lines, now widely deployed. Frame Relay standards define the format for the data blocks sent to the network. Frame Relay Access Devices ("FRADs") adapt non-Frame Relay terminals and computers to the standard frame relay format.

In the Fall of 1991, the Company first displayed its frame relay technology. It was among the first to demonstrate voice transmission over a public frame relay network.

The appeal of FastComm FRADs is the ability to handle terminal protocols with intelligence. For example, in certain protocols like IBM's polled SDLC/SNA, more than half the data on a line may be overhead, not information. FastComm FRADs may be programmed to eliminate this overhead and pass only real information. FastComm FRADs save bandwidth and improve response times.

FRADs connect PCs, workstation, local area networks, terminal controllers, and mainframe computers to a frame relay service. For LAN protocols the data format is compatible with routers. A solution mixing FRADs at some sites with routers at others is less expensive than a network deploying routers everywhere. Certain Internet access providers offer FAstComm FRADs as part of their service package, with frame relay service between the customer and the provider's site.

IBM mainframe computers recently became compatible with frame relay. FastComm FRADs recently developed the software needed to support the protocol conversion necessary to operate with IBM hosts connected directly to a frame relay network. As with router networks, FRADs at remote sites with terminal cluster controllers can reduce the overall cost of a network.

Intense interest in frame relay among local telephone companies and other carriers has produced agreements with several of them to resell or jointly market FastComm FRADs. Three of the seven regional Bell operating companies (RBOCs) had signed such agreements with FastComm as of the end of fiscal year 1995.

Additional interest is derived from the recent inclusion of data compression over Frame Relay and a direct Ethernet LAN port on the FRADs. Flexible configuration allows a compressing FRAD to operate in the uncompressed mode with a distant FRAD that does not support compression. The EtherFRAD(TM) is compatible with standard routers for the two most important LAN protocols, IP and IPX.

In seeking to maximize the return on its frame relay investment, the Company has licensed the technology to another vendor and agreed to manufacture FRADs under various private labels. Under the terms and conditions of this agreement, the licensee paid to FastComm $525,000 on execution of the agreement and made additional payments( $55,000) upon receipt of agreed upon deliverables . This transaction occurred in the Company's 1994 fiscal year. No payments were received in the Company's 1995 fiscal year. The Company will not receive payments in the future related to this transaction.

The Company has very little direct sales to end users, and as such, it seeks resale arrangements with other vendors who find that the FRADs complete their product line or offer a lower entry level price point compared to other technology alternatives.

Channel Service Unit

In 1990, the Company anticipated increasing competition in the modem market. An additional trend noted that year was toward leased digital lines, and away from analog lines for data transfer. Users are attracted to digital lines because of their lower error rates and declining tariffs as compared to analog lines.

Modems work with analog lines. The corresponding equipment for a digital line is a Channel Service Unit (CSU). To prepare for the future, a CSU product was designed to complement the modems. The DDX56 was shipped initially in 1991 in a 56,000 bit/s leased line version. Dial capability was added the following year to work with certain "Switched 56" digital dial services offered by most telephone companies.

Stand-alone CSUs have become a commodity product. The Company adds value to the CSU by packaging it with FRAD, data compressors, and other features.

Data Compressors

FastComm put the original Time Machine data compressor into production in May 1992. Two inputs at up to 6 million bits per second ("Mbit/s") each are compressed into a single line at up to 1.5 or 2 Mbits/s. The Time Machine consistently shows compression ratios of 2.5 or 3 to 1, and has demonstrated over 4 to 1 (exact ratio of compression depends on the nature of the data).

The same compression technology has since been built into several other FastComm devices. These include the DDXTM family of smaller data compressors which began shipping in July 1993 and the Company's Frame Relay Access Devices (see Frame Relay).

Time Machines can more than double the capacity of a transmission line. By eliminating half of the existing lines, or adding capacity to defer the need for new lines, Time Machines show financial payback periods as short as a few months. Compression of data frames (blocks of information) reduces file transfer time and can also improve response time.

ATM

Asynchronous Transfer Mode (ATM) is the latest network transmission technology to dominate the market's attention. ATM can carry all types of digital information (LAN, voice, video, etc.) in small blocks (cells) of fixed length. Uniform block size lets ATM switches work at high speeds more efficiently than when handling variable length frame relay blocks. ATM can operate at speeds of billions of bits per second while frame relay to date operates at up to 1.5 or 2 million bits per second.

Until 1994, the defined access speeds for ATM networks had been 45, 51, 155 million bits per second and faster. Seeing that access lines at these speeds were too expensive for most users, the Company acted on the belief that ATM would be offered over DS-1 lines (1.5 Mbit/s or 2 Mbit/s outside North America). T-1 access has since been defined by the ATM Forum, and several carriers, including Sprint, have announced an intent to offer ATM service over T-1.

FastComm has developed an ATM Access product, the LAN SARgent(TM), in conjunction with HyNET, Ltd. (see "New Product Development" below). Development began in late fiscal year 1993. Test units were delivered in an initial trial in May 1994. Compatibility trials continued into FY 1995 and have been completed successfully with several vendors of ATM switches and concentrators.

The LAN SARgent(TM) is a small-site access device that connects both an Ethernet Local Area Network port and a serial data port (normal data connection) to a public ATM service or a private ATM network. In the United States, the connection from the SARgent(TM) to the ATM network is a standard DS-1 digital line. A SARgent(TM) supports multiple logical connections over one physical line to the ATM network. Each logical connection across the ATM network, between any two SARgents, behaves like a learning, filtering, remote bridge. That is, all separated LANs appear to be one large LAN.

Data Controllers

This small data switch is packaged in a compact 7x7 inch enclosure. It accepts commands at any of its eight connectors to set up a connection to any other connector. This switching capability, with interfaces that support modems, allows a remote terminal to call the data controller, pick any of the remaining seven ports, and then communicate with the supervisory port on the equipment attached to that port.

A typical application environment would be a remote branch office equipped with a CSU, multiplexer, bridge or router, terminal controller, and voice PABX or key system. Data Controllers reduce management costs by allowing up to seven devices with supervisory ports to be managed with a single telephone line and modem. Common practice is to provide a separate phone line and modem for each device under management.

In addition to supporting dial-in access, the Data Controller will accept information from any of the managed devices, then dial out to the central management station through the modem and deliver that information; for example, an alarm message.

Modems

The Company continues to manufacture its analog modems for specialized data applications that use unusual features like multiple layers of password protection, dial back security, and support for 11-bit WANG protocols. No effort is made to participate in the highly competitive consumer market for inexpensive low-end modems.

Other Products

Through purchase of patent rights, the Company gained exclusivity in the US for a credit-card size autodialer that can be programmed to dial one or two pre-selected numbers. The card is held up to a telephone mouthpiece. Pushing one of the two buttons causes the card to sound the dialing tones of the associated preprogrammed number. Applications range from credit cards or pre-paid calling cards for long distance companies, where the two numbers are the access and security code, to promotions for products, like pizza, that are bought on impulse over the phone.

The Company has entered into contracts with other manufacturers to acquire equipment to resell. The Company puts its name or that of a customer on these products for its existing distribution channels of direct sales, distributors, dealers, and manufacturer's representatives. These products include statistical multiplexers and cable assemblies.

The Company actively seeks additional products to resell. Products selected for resale and private labeling must complement existing FastComm products.

New Product Development

FastComm continues to apply its technology to create new products for its distribution channels. Development work focuses on newer digital access products that promise higher margins than modems. Announced products include:

(1) 16-port MaxFRAD with standard Ethernet interface, optional data compression and CSU. This device will serve as the central site access device for small to medium-sized networks.

(2) ISDN (Integrated Services Digital Network) basic rate interface ("BRI") will offer an alternative access method to the integral 56 kbit/s CSU now available in most forms of the FRADs and small data compressors. When this becomes available, ISDN BRI tariffs will, in many areas, make this a very economical way to access frame relay networks.

Hardware and software design for the SARgent(TM) and hardware design of the MaxFRAD are under a joint development agreement with HyNET, Ltd., an Israeli company. Work was financed in part by a grant from the Binational Industrial Research and Development Foundation (BIRD Foundation), a joint effort of the U.S. and Israeli governments. Under the terms of BIRD grants, money they advance to fund product development is repaid via a small royalty on those products as they are sold. Repayment is capped at 150% of the grant amount, however, there is no minimum repayment.

One goal of all FastComm products and their designs is that they be priced aggressively. Product development stresses low cost, reliable components and manufacturability. A modular approach allows many different products to be created from a few basic components. For example, the integral CSU for 56 kbit/s access is the same in all FRADs, Time Machines, and simple CSUs. To keep costs low, any design may be done entirely internally, externally, or from licensed technology.

The second key objective is speed to market. The extremely high rate of change in the communications market means that late products often earn less market share.

Larger companies, with larger engineering resources and more internal expertise, may be able to develop a larger portion of their products without outside technology. Not having to pay licensing fees or royalties could provide them a cost advantage.

To remain competitive, the Company devotes a significant portion of revenue to R&D, and expects such expenses to continue at about the same level. Recorded expenses for research and development have been:

             FY 1993  $  718,295    11% of revenue
             FY 1994  $  960,042    19% of revenue
             FY 1995  $  916,003    22% of revenue

Backlog

Because of its quarterly design and build cycle, the Company ships essentially all of its orders each quarter. Backlog of undeliverable orders, therefore, is usually not significant.

In March 1995, the Company announced it had been awarded a contract from System One Corporation, to sell approximately 8,500 FRADs to be delivered over a period of up to three years. Either party may terminate this agreement only on the occurrence of a material, uncured breach. No minimum purchase obligation is set forth in the contract. Initial shipments and installations under that contract have begun, in accordance with the forecast and schedule.

The market served by FastComm is not seasonal.

Management knows of no material effect from compliance with environmental laws and regulations.

Marketing and Sales

The Company's end-user customers have been businesses, public utilities, government units and universities. During the last three fiscal years, the largest single customer for each year was: 1995 C&L Communications 15% of revenue, 1994 C&L Communications 14.3% of revenue, and 1993 C&L Communications 23.3%.

In fiscal 1995 Newbridge Networks Inc. accounted for 9.95% of revenue and in fiscal 1994, a license fee from Dynatech represented 12% of revenues. Because customers such as C&L and Newbridge are resellers rather than end users, management believes that the loss of such a customer, while potentially significant short-term, would not materially affect the Company's business over the long term.

Indirect Distribution Channels

FastComm sells most its products via indirect channels, that is, to dealers, Value Added Resellers (VARs), systems integrators, major telephone companies, and distributors. These entities generally provide the installation and local maintenance support required by end-user customers. Among the Company's resellers with multi-national presence are Newbridge Networks Inc. and Unisys.

The Company's end-user customers have been businesses, public utilities, government units, and universities.

The Company streamlined its sales channels during fiscal year 1993. Relationships with small dealers and resellers, who had purchased equipment directly from the Company, were redirected to C&L Communications, the Company's national stocking distributor. C&L takes volume shipments each quarter for later resale to fill small orders on demand. With this shift, C&L took on a large number of small customers, its intended business, freeing the Company's sales staff to seek larger opportunities and to support major resellers.

Terms of sale with C&L provide for shipment against purchase orders. Title to products passes to C&L upon shipment, and payment is due in full within thirty days of shipment. C&L may request a stock adjustment/rotation twice annually and a stock update at any time.

The term "stock adjustment/rotation" is an agreement by FastComm that permits a distributor or dealer, at FastComm's sole discretion, to return already purchased but unused and still current products to FastComm for other FastComm products of equal value. Stock adjustments require the approval of an officer of FastComm. Stock adjustments are not allowed for used or obsolete products. At the sole discretion of FastComm, stock adjustments may be limited to 10% or 20% of the value of product ordered and accepted by the distributor during the prior six-month period and subject to a 20% restocking charge. The term "20% restocking charge" refers to a fee which FastComm, at its sole discretion, may charge a distributor to execute a stock adjustment or stock update. C&L may also request stock updates for either warranty revalidation and/or software revision level changes. The term "stock update" is an agreement by FastComm that, at FastComm's sole discretion, permits a distributor or dealer to return already purchased but unused products to FastComm for either warranty revalidation and/or revision level change. Stock updates must be approved by an officer of FastComm and may be subject to a 20% restocking charge at the sole discretion of FastComm. No free stock updates are allowed for products that are used. The terms "stock adjustment/rotation" and "stock update" do not permit distributors to exchange purchased merchandise for a refund.

Certain dealers continued to buy directly from FastComm. Sales terms vary. Direct buyers and resellers issue purchase orders.

The Company's inventory rotation practices are believed to be consistent with that of the communications manufacturing industry, based on management's experiences with similar companies. Such practices allow for limited like-kind stock rotation and pre-approved stock updates. Contractual arrangements allow for restocking charges of up to 20% of the value of returned merchandise. FastComm may enforce such charges at its sole discretion.

The Company offers extended payment terms in certain situations. The Company also offers prompt payment discounts. Although normal payment terms are net 30 days from date of shipment, as a practical matter, the Company normally receives payments on accounts receivable beyond thirty (30) days, even from its most credit-worthy customers. Management does not believe that its credit and collection history is substantially different from other companies in the data-communications industry, based on management's experiences with similar companies.

With the exception of the stock rotation policies as discussed above, the Company is not contractually obligated to accept returned merchandise.

Export Sales

Independent distributors represent the Company in more than 30 countries. These firms are most often locally owned and managed, which gives them an important presence in their markets. Terms of international distribution agreements are similar to domestic agreements and grant to the distributor similar stock adjustment and stock update rights. Among the more significant distributors are Telindus, which covers 13 European countries from its base in Belgium, and Tadiran, a major distributor in Israel. Tadiran is also a partner in joint product development.

Several distributors in South America signed agreements with FastComm during FY 1995. They cover Argentina, Peru, Colombia, Ecuador, Brazil, and Chile. Large networks in several of these countries have installed FastComm FRADs. The Company's distributor in Japan continues to sell Time Machine data compressors regularly.

In most cases, a distributor obtains non-exclusive rights to all FastComm products for a specific geographic area. The Company entered into one exclusive distributorship for Time Machines, which has since been revoked.
There are exclusive distributorships in two countries.

The Company's export sales may be subject to restrictions on foreign operations, including restrictions imposed by foreign governments on imports. Although substantially all foreign contracts are denominated, and revenues are paid, in United States dollars, to the extent the Company receives payments in foreign currencies, it may incur gains or losses because of exchange fluctuations between currencies. Moreover, fluctuations in currency exchange rates may cause the Company's established prices to be relatively more or less expensive in terms of local currencies. To date, essentially all international customers have paid the Company in US Dollars. Export sales for the 1995 fiscal year constituted 29% of total revenue.

Telephone Carrier Market

Interest in the Company's frame relay products from telephone carriers --local, long distance, and international-- continues to rise. The Company pursues this market vigorously with the intent of demonstrating product functionality and full compatibility with every carrier's network. Because the products and networks are based on the same standards, these network compatibility tests have generally gone smoothly.

However, the large variety of applications found in end-user locations (including obsolescent equipment and protocols) means there can be no assurance that FastComm product will fill every need in the market. This may leave an opening for the entry of competing products.

The Company's goal is to be certified for compatibility by major carriers and hardware vendors. Opportunities to work with other vendors of customer hardware continue to arise. The Company routinely seeks to set up contractual relationships with carriers, makers of complementary hardware, and software designers who can resell FastComm products, jointly market a total solution, or provide technology to FastComm.

Customer Support and Service

The Company maintains a technical support staff at its Virginia Headquarters. Their work primarily supports resellers, but end users are often given technical information and assistance by telephone. For new products or features, including beta tests, Company personnel will sometimes visit end user sites to participate in installation and training.

Promotion

Advertising continues in various trade publications. The publications selected often have international distribution, aiding the Company's distributors outside the U.S.

The Company participates regularly in industry trade shows, to meet prospective customers, generate sales leads, communicate with the press and do market research. In the 1995 fiscal year the Company exhibited ten (10) times.

The Sales Department maintains an extensive data base of contacts to which the Company periodically mails information about products.

Public relations has been an important factor in promoting the Company. All staff with appropriate experience interact with the communications industry press by answering inquiries, responding to questionnaires, or visiting them in their offices or at trade shows.

Competition

The communications industry is highly competitive. The desire of most customers for compatibility with national and international standards puts pressure on all products to conform, thus reducing product functional distinctions. To remain competitive, the Company works to take advantage of its ability to develop and rapidly deliver those products for which there is a market need. Its success depends to a large extent on the insight, experience, and energy of its people, and therefore on its ability to attract and retain experienced professionals.

Rapid change increases the cost to develop a new product. This creates a barrier to entry of new companies in some market segments, but it also increases the Company's costs.

Some competitors have greater financial resources, larger staffs, and greater name recognition than the Company. One or more of these could be a material advantage over the Company. The primary competition for each of the Company's major products is as follows:

Frame Relay Access Devices: FastComm enjoys an advantage in its ability to handle legacy protocols as well as LAN traffic, an integral CSU, small size, a low price, and automatic self-configuration features that simplify installation. Motorola is a significant competition for FRAD product sales. The EtherFRAD(TM), because of its compatibility with routers, competes effectively with the low end products of most router vendors.

Data Compressors: Various companies are competitors to FastComm's large Time Machine. The DDXTM model, with an integral CSU, competes with several "compressing CSUs." The DDXTM-35, without a CSU, overlaps some lower end products. Other electronics manufacturers produce a competitive product.

ATM Access Devices: The LAN SARgent(TM), an Ethernet bridge over T-1 ATM service, is a new market segment where competition is not clearly defined yet. Competition will emerge in the form of add-in modules to existing routers and bridges and from entirely new lines of LAN products based on ATM transmission.

CSUs: With little functional variation allowed, the CSU is largely a commodity in its stand-alone form. There are many vendors offering a basic unit like that offered by the Company. Several of these vendors publish lower list prices or may have access to distribution channels not available to the Company. As with modems, the Company is selective where it chooses to compete for basic CSU business and prefers to bundle this technology with frame relay or data compression components for added value.

Licenses, Patents and Trademarks

The communications industry traditionally relies more on trade secrets and rapid obsolescence than patents. None of the Company's current products is protected by patent except the autodialer card.

The Company had licensed its existing proprietary frame relay technology to another vendor in fiscal 1994, however, that license was terminated as a part of the settlement of a lawsuit, as set forth below in Item 3 (Legal Proceedings). Other license opportunities are routinely sought as a way to recover the costs of investment (through one-time payments) and as continuing revenue (a royalty stream).

Outside technology is in turn licensed by the Company for its product development. The cost to license software from commercial vendors is less than the loaded cost of internal developments. Licensing also speeds product delivery. The Company expects to license additional software, particularly in areas that are highly standardized and have multiple sources to minimize costs.

Microcom Networking Protocol Classes 5 and 7, which provide data compression in modems, have been licensed permanently by the Company, on a non-exclusive basis, for a one-time payment made in 1986.

In purchasing modem chip sets for inclusion in the Company's modem products, the chip vendor grants a license to the software contained in the chips. The Company has no use for the software outside of the chip sets.

Manufacturing

The Company manufactures its CSUs, FRADs, and data compressors at its Sterling, Virginia headquarters. Operations include both through-hole and surface mount parts placement, soldering, testing, final assembly, and quality assurance. The Company employs a Quality Assurance Manager who reports to the President on all quality matters. The Company purchases raw printed circuit boards and other components from various sources. The Company plans to outsource manufacturing of circuit boards when demand exceeds present capacity.

In the current fiscal year, the Company transferred at cost, analog modem raw materials and subassemblies valued at $273,000 to an electronics manufacturer. Under the terms and conditions of the agreement executed by both parties, the manufacturer will build and resell the modems to FastComm on an as needed basis or may sell the modems to its own customers through the end of calendar year 1995. At such time, the contract may be extended or FastComm may be required to repurchase any remaining modem materials. No revenue was recognized in connection with this transfer of inventory.

Supply Sources

Component parts are normally purchased on an as-needed basis to minimize inventory and working capital needs. In FY 1994, the Company negotiated reduced component prices from essentially all of its suppliers based on a best-efforts commitment to purchase all expected quantities from the same sources.

Most specialized components are available from multiple sources. Single-source items are all from large vendors with stable histories of supplying material as needed. Management believes the loss of any supplier would not be materially detrimental to the Company's business.

Employees

At July 17, 1995, the Company had 46 full-time employees. None of the Company's employees is covered by a collective bargaining agreement, and the Company believes that its employee relations are good.

Item 2.   Properties.

The Company's executive, manufacturing, engineering and marketing operations are located in a leased 17,000 square foot facility in Sterling, Virginia. Aggregate base rent and common charges for the facility approximated $171,000 for the fiscal year ended April 30, 1995. The facility lease expires in 1998 and contains various early termination or extension provisions as well as options to lease additional space. Management believes that this facility adequately serves the Company's present needs. Small sales office spaces are also leased in Colorado, Connecticut, Georgia and Florida.

Item 3.   Legal Proceedings.

On July 6, 1993, Sheffield Securities, Inc., a Delaware corporation, commenced an action against the Company in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The suit pertains to the plaintiff's attempted exercise of an expired warrant for the purchase of Common Stock of the Company initially issued to the underwriter of the Company's initial public offering. For jurisdictional purposes, the plaintiff claims unspecified damages in excess of $15,000. Discovery is complete and trial was set to commence in June 1995. However, due to the retirement of the Judge assigned to the case, the case was recently reassigned and a new trial date in January 1996 has been set. Counsel to the Company is of the opinion that the Company has meritorious defenses against plaintiff's claim.

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

On January 26, 1995, Dynatech Communications, Inc. ("Dynatech") commenced a lawsuit against the Company in the Circuit Court for Loudoun County, Virginia. In the lawsuit, Dynatech claimed that the Company breached its Software License Agreement with Dynatech and sought damages. FastComm filed counterclaims against Dynatech seeking more than $192,000 in damages. A mutually satisfactory settlement agreement, which included a termination of the license granted pursuant to that Agreement, was reached in this action in July 1995. No monies were paid or are payable by either party under the terms at the settlement agreement.

No other material legal proceeding to which the Company is party or to which the Company is subject is pending and no such proceeding is known by the Company to be contemplated.

Item 4.   Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders of the Company during the year ended April 30, 1995.

                                    PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The Common Stock of the Company is traded on the NASDAQ National Market System under the symbol "FSCX." The following table sets forth the range of high and low bid prices or sales prices, as applicable, of the Common Stock for each fiscal quarter during the two most recent fiscal years, as furnished by NASDAQ. The bid prices represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                                      High          Low
Fiscal Year Ended April 30, 1995:

      First Quarter..............................   $ 10          $ 3 3/4
      Second Quarter.............................      5 3/8        2 3/4
      Third Quarter..............................      7 5/8        2 5/8
      Fourth Quarter ............................      7 1/2        5




                                                      High          Low
Fiscal Year Ended April 30, 1994:

      First Quarter..............................   $ 15 1/4     $  7 3/8
      Second Quarter.............................     18 1/4       10 1/4

      Third Quarter..............................     15 7/8        9
      Fourth Quarter.............................     13 5/8        7 5/8



As of July 17, 1995, there were 273 holders of record of the Common Stock and the closing sale price on such date for the Common Stock as reported by NASDAQ was $5.25 per share.

The Company has not paid dividends on its Common Stock. The Company anticipates that it will retain all earnings to finance the operation and growth of its business and does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

Item 6.   Selected Financial Data.

The following sets forth certain selected consolidated financial data for the five fiscal years in the period ended April 30, 1995. The consolidated statement of operations data for the fiscal years ended April 30, 1995, April 30, 1994 and April 30, 1993 and the consolidated balance sheet data at April 30, 1995 and April 30, 1994 are derived from and are qualified by reference to the audited consolidated financial statements of the Company audited by BDO Seidman, independent certified public accountants, included elsewhere in this Report. The consolidated statement of operations data for the fiscal years ended April 30, 1992 and 1991 and the consolidated balance sheet data at April 30, 1993, 1992 and 1991 are derived from consolidated financial statements of the Company not included in this Report. The financial data should be read in conjunction with the consolidated financial statements and related notes and other financial information and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

Certain financial data with respect to fiscal 1993 has been restated from amounts previously reported. These matters are described in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.


- -------------------------------------------------------------------------------------------------------------------
                                                                      Fiscal Year Ended April 30,
- -------------------------------------------------------------------------------------------------------------------
                                                                                  1993
                                                      1995          1994    (Restated)          1992           1991
                                                      ----          ----    ----------          ----           ----
                                                                ($000's except per share data)
Statement of Income Data:
    Total Revenues                                  $4,166        $5,136        $6,398        $4,908         $5,692
                                                    ------        ------        ------        ------         ------
    Operating Costs and Expenses
       Cost of Goods Sold                            2,907         2,128         3,163         2,842          3,395
       Other Operating Expenses                      5,357         5,063         2,810         4,148          1,407
                                                    ------        ------        ------        ------         ------

    Total Operating Costs and Expenses               8,264         7,191         5,973         6,990          4,802
                                                    ------        ------        ------        ------         ------
    Operating Income (loss)                        (4,098)       (2,055)           425       (2,082)            890

    Other income (expense), net                         14            46           152             7             78
    Income tax (expense) benefit                       -0-          10           (14)            177          (190)
                                                    ------        ------        ------        ------         ------
    Net income (loss)                              (4,084)      ($1,999)        $  563      ($1,898)         $  778
                                                   =======      ========        ======      ========         ======

    Net income (loss) per share                   $(0.49)        $(0.27)        $ 0.08      ($ 0.42)         $ 0.18
                                                   =======      ========        ======      ========         ======

    Weighted average number of shares                8,409         7,521         6,876         4,518          4,444
      outstanding during each period

    Dividends                                          -0-           -0-           -0-           -0-            -0-

Balance Sheet Data:

    Total assets                                    $7,577        $7,248        $7,001        $2,724         $2,740
    Total long term obligations                    $   132       $   152       $   333    $      -0-       $     10
    Shareholders' equity                            $6,149        $5,600        $5,300        $1,072         $2,026

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following table sets forth, for the fiscal years  indicated,  the percentage
of  revenues  represented  by  certain  items  in  the  Company's   consolidated
statements of income.

                                                 Fiscal Year Ended April 30,

                                                                         1993
                                               1995         1994      (Restated)
                                               ----         ----      ----------
Revenues                                       100%         100%         100%
                                               ----         ----         ----
Operating costs and expenses:
     Cost of goods sold                        70%          41%          49%
     Selling, general and administrative       101%         77%          30%
     Research and development                  22%          19%          11%
     Depreciation and amortization              5%          3%           3%
                                                --          ---          --
                                               198%         140%         93%
                                               ----         ----         ---
Operating (loss) income                       (98%)        (40%)          7%
Other income (expense), net                     -            1%           2%
Income tax (expense) benefit                    -            -            -
Net (loss) income                             (98%)        (39%)          9%
                                              =====        =====          ==

Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations , which are not historical facts, are forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual future results to differ materially are competitive pressures and market acceptance of certain products and services.

Fiscal 1995 Compared to Fiscal 1994

Total revenues decreased from $5,136,000 to $4,166,000 or by 19% during fiscal 1995 as compared to fiscal 1994. The $970,000 decrease was primarily attributable to lower revenue attributable to license fees and research and development contracts in fiscal 1995 as compared to fiscal 1994. The Company earned $615,000 in license fees and $160,000 in research and development contract revenues in fiscal 1994. Such revenue totaled $62,000 in fiscal 1995. The Company believes that opportunities to enter into licensing and/or research and development agreements which further the Company's market strategies tend to be rather unique in nature and infrequent in occurrence, accordingly, management is unable to determine whether revenue from such opportunities will occur in the future.

Product sales decreased from $4,362,000 to $4,104,000 or by 6% during fiscal 1995 as compared to fiscal 1994. This decrease was primarily attributable to a decline in analog modem and data compression product sales, partially offset by an increase in the sale of frame relay access and data controller products. Analog modem and data compression product sales, as a percentage of total product sales, decreased from approximately 60% in fiscal 1994 to approximately 20% in fiscal 1995 while Frame Relay access product sales, as a percentage of total product sales, increased from approximately 40% in fiscal 1994 to approximately 70% in fiscal 1995. The Company believes its future growth will be achieved through the sale of digital products and accordingly the decline in the sale of analog modems is part of its sales transition plan. The market for the Company's data compression products has shifted from domestic to international where circuit costs are higher and the savings afforded by this product are greater. This shift has caused the sales of compression products to decline significantly. As a result of the foregoing, during fiscal 1995, the Company increased its reserves for inventory obsolescence, as discussed below.

The Company continues to focus its selling efforts on larger customers that offer strong resale support of FastComm product to end users and on those that present significant future resale potential. This change in selling focus has resulted in a decline in sales that has resulted in net losses. Management does not expect such losses to continue but cannot estimate as to when the Company will achieve profitability.

A significant portion of the Company's sales are derived from products shipped against firm purchase orders received in each fiscal quarter and from products shipped against firm purchase orders released in that quarter. Unforeseen delays in product deliveries or the closing of sales, introduction of new products by the Company or its competitors, fluctuations in customer capital expenditures or other conditions affecting the networking industry or the economy during any fiscal quarter could cause quarterly revenue and net earnings to vary greatly.

Revenue in the fourth quarter of fiscal 1995 fell to $738,000, a decrease of $562,000 when compared to the third quarter of fiscal 1995. This decline in the fourth quarter is attributable to lost sales opportunities, reduced order inflow which management anticipates will reverse. Fourth quarter revenue was also negatively impacted by lower sales of data compression and analog modem products.

Gross margins, as a percentage of total revenues, decreased from 59% to 30% during fiscal 1995 as compared to fiscal 1994 while gross margins, as a percentage of total product sales, decreased from 51% to 29% during fiscal 1995 as compared to fiscal 1994. The twenty-two percentage point decrease in gross margin from total product sales is primarily attributable to an increase in the Company's reserve for inventory obsolescence (reducing margins by eight percentage points net); a shift in product mix to frame relay products, which have margins of 45-50%, from data compression products, which have margins of 55-60% (reducing margins by five percentage points net); decreases in the average selling price of certain products (reducing margins by three percentage points net); and increases in costs due to generally higher overhead costs and increased per unit absorption reflecting lower sales (reducing margins by three percentage points).

The Company increased its reserve for inventory obsolescence by $402,000 during the current fiscal year including an increase of $295,000 during the fourth quarter. The specific targets for this increase in the reserve were the data compression and analog modem inventories. The market for the Company's data compression products has shifted from the domestic market to the international market where circuit costs are higher and the economies offered by compression are greater. The Company continues to manufacture analog modems for specialized applications, however, it has no plans to sell into the consumer market for low end modems. While the Company believes it will be able to ship and/or liquidate substantially all its current inventory levels profitably, the inventory levels remain higher than anticipated and, accordingly, management concluded that increasing its reserve for inventory obsolescence is prudent and necessary at this time.

Selling, general and administrative expenses increased from $3,937,000 in fiscal 1994 to $4,225,000 in fiscal 1995. This 8% increase in expense is attributable to the full year effect of the prior fiscal years investment in senior management ($203,000), an increase in professional fees associated with the current SEC investigation (approximately $100,000 - - See Item 3. Legal Proceedings), the reaudit of the Company's fiscal 1993 financial statements (approximately $25,000 - - see Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure), the Dynatech litigation (approximately $50,000), which was settled in July 1995, offset by a decrease in advertising costs ($61,000).

The Company recorded a $200,000 addition to its allowance for doubtful accounts during the fiscal 1995 fourth quarter to adjust the April 30, 1995 ending allowance to $204,000 reflecting higher than anticipated sales returns, allowances and uncollectible accounts.

Research and development expenditures consist primarily of hardware and software engineering, personnel expenses, subcontracting costs and, to a lesser degree, equipment and facilities. Research and development expenses decreased from $960,000 in fiscal 1994 to $916,000 in the current fiscal year. This 5% decrease is primarily attributable reduced research and development manpower and a reduction in outside consulting services. The markets for the Company's products are characterized by continuous technological change. Management believes that significant expenditures for research and development will continue to be required.

Depreciation and amortization expenses increased from $166,000 in fiscal 1994 to $217,000 in fiscal 1995. This 11% increase is primarily attributable to the amortization of goodwill associated with the purchase of Zybel Microsystems in fiscal 1994.

Fiscal 1994 Compared to Fiscal 1993

Total revenues decreased from $6,398,000 to $5,136,000, or by 20% during fiscal 1994 as compared to fiscal 1993. Of the $1,261,000 decrease, $2,026,000 was due to lower product sales, partially offset by $615,000 in license fees ($0 in 1993) and $160,000 in research and development contracts and other revenue ($10,000 in 1993).

Product sales declined during fiscal 1994 as a result of the transition of selling focus from analog to digital products. Analog product sales were also depressed due to two industry wide price decreases by major competitors in the analog modem marketplace. Sales to the Company's national distributor and it's Japanese distributor of data compression products also declined.

During fiscal 1994, the Company executed an agreement licensing certain manufacturing and software technology to another company and recorded $615,000 under the terms and conditions of this agreement. The Company also recorded $123,000 in revenue earned through research and development services.

Gross margins, as a percentage of revenues, increased from 51% to 59% during fiscal 1994 as compared to fiscal 1993. The increase is attributable to the revenues derived during 1994 from license fees and research and development contracts in the amount of $615,000 and $123,000 respectively. Gross margins on product sales were 51% in 1994 as compared to 50% in 1993. The effect on gross margin during fiscal 1994 of industry-wide price decreases was substantially offset by a shift in product mix to sales of higher margin digital products and by reduced costs of purchased materials used to manufacture products resulting from obtaining competitive bids from suppliers.

Selling, general and administrative expenses increased from $1,938,000 to $3,937,000, or by 103%, during fiscal 1994 as compared to fiscal 1993. The $1,999,000 increase is primarily attributable to significant investments made in senior management ($300,000), domestic sales offices ($250,000), international selling efforts ($350,000), upgrading advertising program ($350,000), technical support program ($257,000) and infrastructure upgrade ($100,000) required to provide the foundation for growth.

Research and development expenses increased from $718,000 to $960,000, or by 34%, during fiscal 1994 as compared to fiscal 1993. The $242,000 increase is primarily attributable to increased spending on new digital products, features and product enhancements. Research and development expenditures consist primarily of hardware and software engineering, personnel expenses, subcontracting costs and, to a lesser degree, equipment and facilities. The markets for the Company's products are characterized by continuous technological change. Management believes that significant expenditures for research and development will continue to be required.

Depreciation and amortization expense in the amount of $166,000 during fiscal 1994 was reasonably consistent with the depreciation and amortization expense incurred during fiscal 1993 in the amount of $154,000.

Other income, net, decreased from $153,000 in fiscal 1993 to $46,000 in fiscal 1994. Other income in fiscal 1993 includes $85,000 derived from the settlement of a lawsuit and $43,000 related to an agreement with Watch Hill in which the Company reacquired certain shares of stock issued to Watch Hill in settlement of the lawsuit.

Fourth Quarter - Fiscal 1995 Interim Adjustments

During the fourth quarter ended April 30, 1995, the Company increased its allowance for doubtful accounts by $200,000 ($0.02 per share) to take account of products returned and credited to customers in the fourth quarter as well as to provide for future sales returns and allowances. The Company also increased its reserve for inventory obsolescence in the fourth quarter by $295,000 ($0.04 per share) primarily to take account of certain slow moving data compression and analog modem inventory.

Fourth Quarter - Fiscal Year 1994 Interrim Adjustments and Restatement of Prior Interim Financial Results

During the fourth quarter ended April 30, 1994, the Company reversed a sale in the amount of $580,000 which was originally recorded in the third quarter ended February 5, 1994. The reversal of the sale was made after certain technical difficulties arose in the fourth quarter regarding the project for which the Company's product was intended. These matters were not identified by management at the time of sale. The effect on third quarter and fiscal 1994 operating results of the reversal of the sale is to increase net loss by approximately $296,000, and to increase the per share net loss by ($0.04) per share.

Also during the fiscal 1994 fourth quarter, the Company increased its allowance for doubtful accounts to take account of products returned and credited to customers in the fourth quarter as well as to provide for potential future returns and allowances. The increase in the allowance includes $220,000 which management now believes is attributable to matters which existed at the end of the third quarter. The effect on third quarter and fiscal 1994 operating results of increasing the allowance for doubtful accounts by $220,000 is to increase the net loss by $220,000 and to increase the net loss per share by ($0.03.)

These matters are summarized in the table below:

                                                      Quarter Ended Feb. 5, 94
                                                   ($000s except per share data)
Net income (loss) as originally reported                      ($ 30)
Fourth quarter adjustments:
   (i)  reversal of sale                                      ( 296)
   (ii) increase in allowance for doubtful accounts           ( 220)
                                                              ------
Net income (loss)                                             ($546)
                                                              ======
Per share of common stock:                                     _____
Net income (loss) as originally reported:                     $ 0.00
Fourth quarter adjustments:
   (i)  reversal of sale                                      (0.04)
   (ii) increase in allowance for doubtful accounts           (0.03)
Net income (loss)                                             ($0.07)


Restatement of Fiscal 1993 Financial Statements

The Company has restated its 1993 financial statements to reflect corrections to cost of goods sold and additional paid-in capital accounts, in connection with the re-audit of the 1993 financial statements (refer to Item 9.).

With respect to the 1993 financial statements, the restatement reduced the pre-tax income and the net income by $90,000 ($0.01 per share). The restatement has no effect on total stockholders' equity as originally reported.

These matters are summarized in the table below:

                                                       Year Ended April 30,
                                                     ($000s except per share
                                                              data)
                                                               1993
    Net income as originally stated                            $653
       Adjustments:                                            (90)
                                                     -         ----
       Net income, as restated                                 $563
                                                               ====
    Per share of common stock:
       Net income per share, as originally stated:            $0.09
       Adjustments:                                           (0.01)
                                                     -        ------
       Net income per share, as restated                      $0.08
                                                              =====

Liquidity and Capital Resources

During fiscal 1995, the Company used approximately $1.9 million in cash to fund its operating activities. This amount includes $3.1 million required to fund the net loss, after adjusting for non-cash expenses (consisting principally of depreciation, amortization, compensation associated with stock options, and provision for doubtful accounts and inventory obsolescence), offset principally by $1.2 million generated by decreases in inventory and accounts receivable.

Accounts receivable decreased during fiscal 1995 due to significantly lower revenue and improved cash collections from the Company's distributors and resellers. Accordingly, management decreased the allowance for doubtful accounts during fiscal 1994 to $204,000 from $275,000. Management believes that the allowance for doubtful accounts at April 30, 1995 is adequate. The Company was unable to reduce its inventory levels as much as anticipated during fiscal 1995, primarily reflecting lower than anticipated sales of data compression and analog modem products. In response, the Company has increased its reserve for inventory obsolescence by $402,000 to $495,000 as of April 30, 1995. Although management believes it will be able to ship and/or liquidate substantially all its current inventory levels profitably, the inventory levels remain higher than anticipated and, accordingly, management concluded that increasing its reserve for obsolescence is prudent and necessary at this time. Management believes the reserve for net realizable value is adequate.

In fiscal year 1995, the Company completed a private placement of unregistered shares of common stock. A total of 405,460 shares were sold generating
$1,294,000 in cash. In addition, the Company also completed a Regulation S placement of 700,000 shares of common stock. Net proceeds to the Company under this Regulation S placement totaled $2,983,775.

During the current fiscal year, the Company concluded the acquisition of Zybel Microsystems, Inc. and retired the related $220,000 debt through the issuance of 25,000 shares of common stock in the Company.

In the current fiscal year, the Company transferred at cost, analog modem raw materials and subassemblies valued at $273,000 to an electronics manufacturer. As of July 1995, the Company has collected, in cash, approximately $240,000 of this $273,000. Under the terms and conditions of the agreement executed by both parties, the manufacturer will build and resell the modems to FastComm on an as needed basis or may sell the modems to its own customers through the end of calendar year 1995. At such time, the contract may be extended or FastComm may be required to repurchase any remaining modem materials. No revenue was recognized in connection with this transfer of inventory.

The Company executed a promissory note in the amount of $80,000 payable to NationsBank in fiscal year 1995. This note is secured by a US Treasury Bill.

In fiscal 1996, the Company's cash commitments include payments to be made against the $226,000 in current maturities of long term debt, which will be paid from the proceeds of the restricted short term investment collateralizing the debt. The Company is also committed in fiscal 1996 to minimum payments of $261,000 under its operating lease arrangements. The Company anticipates capital spending for software and test equipment in fiscal 1996. Where possible, such capital requirements are expected to be met through lease financing arrangements.

The Company believes that current levels of cash and cash equivalents ($3,105,000 at April 30, 1995) plus expected cash generated from the ongoing collection of its current and future accounts receivable and inventory levels in the normal course of events will be sufficient to meet the Company's current cash requirements during fiscal 1996. At April 30, 1995, the Company had over $5.5 million of working capital and a current ratio of over 5 to 1. None of the Company's accounts receivable or inventories are collateralized currently.

Management believes that inflation did not have a material effect on operations during the fiscal year ended April 30, 1995.

Fiscal 1995 Compared to Fiscal 1994

Cash used in operating activities decreased from $2,842,000 in fiscal 1994 to $1,929,000 in fiscal 1995. The $912,000 decrease in cash used in operating activities is primarily attributable to the $1,268,000 improvement with respect to changes in the receivable balances, and a $1,950,000 improvement with respect to changes in the inventory balance, partially offset by an approximate $2,092,000 increase in the net loss, net of non cash expenditures.

Cash used by investing activities amounted to $109,000 in fiscal 1995 as compared to cash provided by investing activities of $230,000 in fiscal 1994. The $339,000 decline is primarily attributable to the $211,000 proceeds received in fiscal 1994 from the partial release of investment funds held as collateral against borrowings by the Company. The Company also received $93,000 in cash in connection with the acquisition of ZyBel Microsystems in fiscal 1994.

Cash provided by financing activities increased from $1,553,000 in fiscal 1994 to $4,168,000 in fiscal 1995. The $2,615,000 increase is primarily attributable to the $4,201,000 in funds received in fiscal 1995 from a private placement and Regulation S stock offering as compared to $-0- in fiscal 1994, partially offset by lower net proceeds received from the exercise of stock options and warrants of $211,000 in fiscal 1995 as compared to $1,736,000 in fiscal 1994.

Fiscal 1994 Compared to Fiscal 1993

Cash used in operating activities increased from $925,000 in fiscal 1993 to $2,842,000 in fiscal 1994. The $1,917,000 increase in cash used in operating activities is primarily attributable to the $1,999,000 net loss incurred in fiscal 1994 as compared to $563,498 net income earned in fiscal 1993. The effect on cash flows of the fiscal 1994 loss as compared to fiscal 1993 net income was partially offset by approximately $555,000 in additional net non-cash expenses in 1994 relating primarily to compensation expense associated with stock options.

Cash used in operating activities to fund increases in working capital amounted to $1,822,000 in fiscal 1994 as compared to $1,914,000 in fiscal 1993. The decrease primarily reflects a significantly smaller increase in receivables in fiscal 1994 as compared to fiscal 1993, reflecting lower sales volume, partially offset by a larger increase in inventory levels, reflecting lower than anticipated product shipments in the fourth quarter.

Cash provided by investing activities amounted to $230,000 in fiscal 1994 as compared to cash used in investing activities of $620,036 in fiscal 1993. The $850,395 improvement is primarily attributable to the $211,000 proceeds received in fiscal 1994 from the partial release of investment funds held as collateral against borrowings by the Company as compared to $586,000 in purchases of such investment funds in fiscal 1993 for the purpose of collateralizing such borrowings. The Company also received $93,196 in cash in connection with the acquisition of ZyBel Microsystems in fiscal 1994.

Cash provided by financing activities decreased from $3,445,000 in fiscal 1993 to $1,553,000 in fiscal 1994. The $1,892,000 decrease is primarily attributable to the $2,101,000 funds received in fiscal 1993 from a private placement as compared to $-0- in fiscal 1994, partially offset by higher net proceeds received from the exercise of stock options and warrants of $1,736,000 in fiscal 1994 as compared to $1,464,000 in fiscal 1993.


Impact of New Accounting Standards

The  Company  does  not  provide  postretirement  benefits;   accordingly,   the
accounting prescribed by Statement of Financial Accounting Standards No. 106 and No. 112 will have no effect on the Company's financial statements.

In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (SFAS 119). SFAS 119 requires disclosures about amounts, nature and terms of derivative financial instruments which do not result in off-balance sheet risk of accounting loss. It requires that a distinction be made between financial instruments held or issued for trading purposes and financial instruments held or issued for purposes other than trading. Also, SFAS 119 requires certain detailed disclosures related to three financial instruments used in hedging transactions. SFAS 119 encourages, but does not require, quantitative information about market risks of derivative financial instruments. SFAS is effective for fiscal years ending after December 15, 1994.

Presently, FastComm has not purchased or issued any derivative financial instruments. Consequently, management does not expect SFAS 119 to have any impact on disclosures in the 1995 consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data.

The following financial statements and financial statement schedules are filed as part of this Report:

                                                                        Page

Independent Auditor's Report .........................................   22

Balance Sheets at April 30, 1995 and 1994 ............................   23 - 24

Statements of Operations for the Years
Ended April 30, 1995, 1994 and 1993 ..................................   25

Statements of Stockholders' Equity for the Years
Ended April 30, 1995, 1994 and 1993 ..................................   26

Statements of Cash Flows for the Years
Ended April 30, 1995, 1994 and 1993 ..................................   27 - 28

Summary of Accounting Policies .......................................   29 - 32

Notes to Financial Statements ........................................   33 - 47

Financial Statement Schedule:  Valuation and
Qualifying Accounts (Schedule II) ....................................   48

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
FastComm Communications Corporation

We have audited the accompanying balance sheets of FastComm Communications Corporation (the Company) as of April 30, 1995 and 1994 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ending April 30, 1995. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion. The financial statements of FastComm Communications Corporation for the year ended April 30, 1993 were previously reported on by other auditors before the restatement adjustments, which are described in Note 16 to the accompanying financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FastComm Communications Corporation at April 30, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ending April 30, 1995 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                            /s/ BDO Seidman, LLP

Washington, D.C.
July 28, 1995

                       FASTCOMM COMMUNICATIONS CORPORATION
                                 BALANCE SHEETS

April 30,                                                1995          1994
                                                     -----------    -----------
Assets

Current
 Cash and cash equivalents                           $ 3,105,346    $   975,749
 Restricted investments (Note 5)                         374,687        374,275
 Accounts receivables, net (Note 3)                    1,281,487      1,982,898
 Receivables from related party (Note 14)                 50,986        336,529
 Inventories, net (Note 2)                             1,969,150      2,986,379
 Refundable income taxes (Note 11)                          --           10,000
 Prepaid expenses and other current assets                74,685         53,634
                                                     -----------    -----------

Total current assets                                   6,856,341      6,719,464


Property and equipment, at cost, less accumulated
  depreciation and amortization (Note 4)                 281,325        303,527


Other
 Software license rights and other
  intangibles, net (Notes 7 and 9)                       357,779        218,375
 Other assets                                             81,844          6,213


Total other assets                                       439,623        224,588
                                                     -----------    -----------

                                                     $ 7,577,289    $ 7,247,579
                                                     ===========    ===========

                       FASTCOMM COMMUNICATIONS CORPORATION
                                 BALANCE SHEETS

April 30,                                                1995          1994
                                                     -----------    -----------
Liabilities

Current liabilities
 Current portion of long-term debt
  (Notes 5 and 7)                                    $   226,171    $   444,493
 Accounts payable                                        762,742        898,752
 Accrued payroll                                         206,683        117,703
 Other current liabilities                               101,059         34,153


Total current liabilities                              1,296,655      1,495,101


Long-term debt, less current maturities (Note 5)         131,754        152,044
                                                     -----------    -----------

Total liabilities                                      1,428,409      1,647,145


Commitments and Contingencies (Note 6)

Stockholders' equity (Notes 7 and 8)
 Common stock, $.01 par - shares authorized,
  25,000,000; issued, 9,444,529 and 8,010,688;
  outstanding, 9,444,529 and 8,010,688                    94,445         80,107
 Additional paid-in capital                           13,249,770      8,643,761
 Accumulated deficit                                  (7,195,335)    (3,111,196)


                                                       6,148,880      5,612,672
Treasury stock (Notes 7 and 10)                             --          (12,238)

Total stockholders' equity                             6,148,880      5,600,434
                                                     -----------    -----------

                                                     $ 7,577,289    $ 7,247,579
                                                     ===========    ===========


See accompanying summary of accounting policies and notes to consolidated financial statements.

                            STATEMENTS OF OPERATIONS

                                                      1995           1994          1993
                                                  -----------    -----------    -----------
                                                                                As Restated
Year ended April 30,                                                             (Note 16)

Revenues (Notes 1, 12 and 14)
 Products sales                                   $ 3,689,817    $ 3,526,480    $ 6,306,933
 Products sales to related parties                    414,580        835,044         80,500
 License fees and other                                61,665        774,831         10,086
                                                  -----------    -----------    -----------

Total revenues                                      4,166,062      5,136,355      6,397,519
                                                  ===========    ===========    ===========

Operating costs and expenses
 Cost of goods sold                                 2,906,577      2,127,974      3,162,736
 Selling, general and administrative                4,224,641      3,936,748      1,937,583
 Research and development                             916,003        960,042        718,295
 Depreciation and amortization                        217,326        166,098        154,203
                                                  -----------    -----------    -----------

Total operating costs and expenses                  8,264,547      7,190,862      5,972,817
                                                  ===========    ===========    ===========

Operating (loss) income                            (4,098,485)    (2,054,507)       424,702


Other income (expense)
 Other income                                           9,750         19,150        137,866
 Interest income                                       33,142         52,431         45,426
 Interest expense                                     (28,546)       (25,994)       (30,496)
                                                  -----------    -----------    -----------

Total other income                                     14,346         45,587        152,796
                                                  ===========    ===========    ===========

Income (loss) before income taxes                  (4,084,139)    (2,008,920)       577,498

Provision (benefit) for income taxes (Note 11)-       (10,000)        14,000

Net income (loss)                                 $(4,084,139)   $(1,998,920)   $   563,498

Net income (loss) per common share                $     (0.49)   $     (0.27)   $      0.08

Weighted-average number of common shares
 outstanding during each year                       8,409,000      7,521,000      6,876,000


See accompanying summary of accounting policies and notes to consolidated financial statements.

Years ended April 30, 1995, 1994 and 1993


                                                      Common Stock
                                                --------------------------    Additional       Common
                                                                 Par            Paid-in         Stock
                                                 Shares          Values         Capital        Warrants
                                                ---------    ------------    ------------    ------------
Balance, April, 30, 1992                         4,866,756    $     48,668    $  3,326,754    $    100,000
 Shares issued through private placement
  (net of costs) -
  As restated (Note 16)                          1,381,000          13,810       2,087,202            --
 Shares issued for stock options                   160,000           1,600         108,375            --
 Shares issued for stock warrants 655,312            6,553       1,347,150            --
 Termination of stock warrants                        --              --           100,000        (100,000)
 Settlement of litigation (Notes 7 and 10)-           --           (84,315)           --
 Shares issued for Sigma
  Research acquisition                              22,500             225          44,775            --
 Amortization of deferred compensation
   and forfeitures                                    --              --           (75,193)           --
 Treasury stock acquired                           (46,583)           (466)           --              --
 Net income - As restated (Note 16)                   --              --              --              --


Balance, April 30, 1993 -
 As restated (Note 16)                           7,038,985          70,390       6,854,748            --
 Shares issued for stock
  warrants, net                                    261,488           2,615       1,029,489            --
 Shares issued for stock options                   716,715           7,167         696,706            --
 Deferred compensation on stock options               --              --            75,000            --
 Amortization of deferred compensation                --              --              --              --
 Settlement of litigation                             --              --           (12,182)           --
 Treasury stock retired
  (Notes 7 and 10)                                  (6,500)            (65)           --              --
 Treasury stock purchased (Note 7)                    --              --              --              --
 Net loss                                             --              --              --              --


Balance, April 30, 1994                          8,010,688          80,107       8,643,761            --
 Shares issued through private placement
  (net of costs)                                 1,105,458          11,054       4,190,408            --
 Shares issued for stock options                   316,400           3,164         207,959            --
 Shares issued for acquisition of
  Zybel Microsystems, Inc.                          25,000             250         219,750            --
 Treasury stock retired                            (13,017)           (130)        (12,108)           --
 Net loss                                             --              --              --              --
                                                 ---------    ------------    ------------       --------
Balance, April 30, 1995                          9,444,529    $     94,445    $ 13,249,770       $    --
                                                 =========    ============    ============       ========


                        STATEMENTS OF STOCKHOLDERS EQUITY

                                   Retained
  Treasury        Deferred         Earnings
    Stock       Compensation       (Deficit)          Total
    -----       ------------       ---------          -----

$    --         $  (728,000)      $(1,675,774)      $ 1,071,648

     --                --                --           2,101,012
     --                --                --             109,975
     --                --                --           1,353,703
     --                --                --                --
     --                --                --             (84,315)
     --                --                --              45,000

     --             325,000              --             249,807
     --                --                --                (466)
     --                --             563,498           563,498


     --            (403,000)       (1,112,276)        5,409,862
     --                --                --           1,032,104
     --                --                --             703,873
     --             (75,000)             --                --
     --             478,000              --             478,000
     --                --                --             (12,182)
     --                --                --                 (65)
  (12,238)             --                --             (12,238)
     --                --          (1,998,920)       (1,998,920)


  (12,238)             --          (3,111,196)        5,600,434

     --                --                --           4,201,462
     --                --                --             211,123

     --                --                --             220,000
   12,238              --                --                --
     --                --          (4,084,139)       (4,084,139)


$    --                  $-       $(7,195,335)      $ 6,148,880


See accompanying summary of accounting policies and notes to consolidated financial statements.

                            STATEMENTS OF CASH FLOWS



                                                  1995           1994           1993
                                              -----------    -----------    -----------
                                                                             As Restated
Year ended April 30,                                                          (Note 16)
Cash flows from operating activities
 Net income (loss)                            $(4,084,139)   $(1,998,920)   $   563,498
 Adjustments to reconcile net income (loss)
  to cash (used in) operating activities
   Depreciation and amortization                  217,326        166,098        154,203
   Compensation expenses associated with
    stock options granted                            --          478,000        249,341
   Provision for inventory obsolescence
    reserve                                       401,889         60,000           --
   Provision for doubtful accounts                354,000        287,876        106,313
   Other                                             --          (12,247)       (84,315)
                                              -----------    -----------    -----------

                                               (3,110,924)    (1,019,193)       989,040
 Changes in assets and liabilities,
  net of effects of acquisitions
  (Increase) decrease in assets
  Accounts receivable                             347,411          1,422     (1,751,272)
  Receivables from related party                  285,543       (336,529)          --
  Inventory                                       615,340     (1,335,525)      (602,258)
  Refundable income taxes                          10,000        (10,000)       253,888
  Prepaid expense and other
   current assets                                 (21,051)        (4,227)       (38,947)
  Other assets                                    (75,631)        (1,949)        11,163
 Increase (decrease) in liabilities
  Accounts payable                               (136,010)      (150,229)       287,698
  Accrued payroll                                  88,980         14,374        (26,975)
  Income taxes payable                               --          (14,000)        14,000
  Other current liabilities                        66,906         14,352        (61,466)
                                              -----------    -----------    -----------

 Net cash (used in) operating
  activities                                   (1,929,436)    (2,841,501)      (925,129)


                            STATEMENTS OF CASH FLOWS

                                                  1995           1994           1993
                                              -----------    -----------    -----------
                                                                             As Restated
Year ended April 30,                                                          (Note 16)
Cash flows from investing activities
 Purchase of property and equipment              (108,170)       (74,207)       (34,391)
 Sale (purchase) of restricted
  investments                                        (412)       211,370       (585,645)
 Net proceeds assumed in acquisition
  (Note 16)                                          --           93,196           --


Net cash provided by (used in) investing
 activities                                      (108,582)       230,359       (620,036)


Cash flows from financing activities
 Repayments under line-of-credit agreement           --             --         (400,000)
 Proceeds from note payable to bank                80,000           --          587,000
 Repayments of notes payable to bank             (324,970)      (182,759)      (306,678)
 Net proceeds from issuance of common stock
  through private placement                     4,201,462           --        2,101,012
 Proceeds from exercise of stock
  options                                         211,123        703,873        109,975
 Proceeds from exercise of stock
  warrants                                           --        1,032,104      1,353,703

Net cash provided by financing
 activities                                     4,167,615      1,553,218      3,445,012

Net increase (decrease) in cash and
 cash equivalents                               2,129,597     (1,057,924)     1,899,847

Cash and cash equivalents,
 beginning of year                                975,749      2,033,673        133,826

Cash and cash equivalents, end
 of year                                      $ 3,105,346    $   975,749    $ 2,033,673



See accompanying summary of accounting policies and notes to consolidated financial statements.

                         SUMMARY OF ACCOUNTING POLICIES

Organization

FastComm Communications Corporation (the "Company") was incorporated in Virginia in May 1983. The Company designs, manufactures, and markets data communications equipment for high-speed data transmission over public and private telephone networks.

The Company's fiscal year ends on April 30. For interim financial reporting purposes, effective with the quarter ended October 31, 1992, the interim fiscal quarters are closed on the first weekend following the calendar quarter end date, unless the calendar quarter end date falls on a weekend, in which case such weekend is used as the interim fiscal quarter end. Prior to the quarter ended October 31, 1992, the interim fiscal quarters were closed on the last day of the calendar quarter end.

Certain reclassifications have been made to conform prior years' data to the current presentation.

Significant Risks and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of April 30, 1995, the estimates used in the financial statements are adequate based on the information currently available.

                         SUMMARY OF ACCOUNTING POLICIES
Revenue
Recognition

Revenues from product sales are recognized at the time of product shipment. An allowance is provided for estimated sales returns and uncollectible accounts.

The Company licenses certain technologies it has developed to others. These agreements typically provide for an initial license fee to be paid at inception and royalties to be paid as licensed products are sold. The Company recognizes the initial license fee at inception as the license term is unlimited and the Company has no material continuing obligations with respect to the licensed technology.

Inventory

Production materials are valued using standard costs which approximate the first-in, first-out (FIFO) method. Work-in-process represents direct labor, materials and overhead incurred on products not delivered to date. Finished goods are valued at the lower of cost or market, cost being determined on the specific identification method.

Property,
Equipment and
Depreciation

Property and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful live of the related assets (generally five years). Leasehold improvements are amortized over the lesser of the lease term or the useful life of the property.

Research and
Development Costs

All costs incurred to establish the technological feasibility of products are considered research and development costs which are charged to expense as incurred.

Research and
Development
Contracts

The Company enters into contracts to perform research and development for third parties. The Company accounts for these contracts in accordance with Statement of Financial Accounting Standards No. 68, "Accounting for Re-search and Development Arrangements" (FASB 68). Under FASB 68, research and development contracts with fixed obligations to repay the contracting party irregardless of the outcome are treated as loans. Contracts without fixed obligations to repay are treated as obligations to perform contractual services and revenue is recognized as expenses are incurred and in accordance with the contracts provisions. As of April 30, 1995, no research and development contracts have fixed obligations to repay, accordingly, revenue is recognized as expenses are incurred.

                         SUMMARY OF ACCOUNTING POLICIES

Manufacturing
and Software
License Rights

The Company capitalizes the cost of acquiring software license rights and amortizes them over the shorter of the expected product life or the license period, not to exceed 5 years.

Intangible Assets

The Company has recorded goodwill based on as the difference between the cost and the fair value of certain purchased assets and it is being amortized over 3 years. The Company periodically evaluates the goodwill for possible impairment. The analysis consists of a comparison of future projected net income to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment.

Earnings Per Share

Primary earnings (loss) per share of common stock have been calculated by dividing earnings (loss) by the weighted average number of common shares (including shares held in escrow). Fully diluted earnings (loss) per common share has not been presented for 1995 or 1994 because the effect is anti-dilutive. For 1993, fully diluted earnings per share was not presented since it is not materially different from primary earnings per share.

Income Taxes

The Company files federal and State income tax returns. Certain income and expense items are recognized in different periods for income tax purposes than for financial reporting purposes.

Prior to May 1, 1993, the Company accounted for income taxes under the liability method as prescribed by Statement of Financial Accounting Standards No. 96 (FASB
96). Under the liability method, deferred taxes are determined based on the differences, termed "temporary differences", between the bases of assets and liabilities for financial reporting purposes versus tax purposes at current tax rates. The provision for income taxes in the statement of operations is equal to the sum of taxes currently payable, including any alternative minimum tax, plus an amount necessary to adjust deferred tax liabilities to an amount measured based on period-end temporary differences, currently prevailing marginal tax rates and the realization criteria of FASB 96.

Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FASB 109) which supersedes FASB 96. The significant changes made by FASB 109 include less stringent criteria for recognizing net deferred tax assets for amounts deductible in future years. The recognition of net deferred assets is reduced, if necessary, by a valuation allowance if management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. There was no cumulative effect of adopting FASB 109 as of May 1, 1993.

                         SUMMARY OF ACCOUNTING POLICIES

Cash and
Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash principally in overnight repurchase accounts and short-term government securities.

Concentration of
Credit and Market
Risk

The Company sells primarily to domestic and foreign dealers and distributors. Generally sales are on credit and no collateral is required, although the Company reserves the right to have the products returned in the event of default. The Company provides an allowance for estimated sales returns and uncollectible accounts.

                          NOTES TO FINANCIAL STATEMENTS



1.   Revenues

The Company is engaged in the development, manufacture and sale of products in the computer and telecommunication industries. Revenues are derived from the sale of products, manufacturing and software licenses and research and development contracts and are as follows:

For the Year ended April 30,             1995            1994            1993
                                      ----------      ----------      ----------

Product sales                         $4,104,397      $4,361,524      $6,387,433

License fees                                --           615,000            --

Research and development
 contracts and other                      61,665         159,831          10,086
                                      ----------      ----------      ----------

                                      $4,166,062      $5,136,355      $6,397,519
                                      ==========      ==========      ==========


2.   Inventories

Inventories consist of the following components:

April 30,                                                1995           1994
                                                     -----------    -----------

Production materials                                 $ 1,151,875    $ 1,132,356
Work-in-process                                          148,875      1,126,293
Finished goods                                           668,400        727,730
                                                     -----------    -----------

                                                     $ 1,969,150    $ 2,986,379
                                                     ===========    ===========


3.   Receivables

Receivables consist of the following:

April 30,                                                1995           1994
                                                     -----------    -----------

Trade                                                $ 1,352,633    $ 2,204,466
Employee and other                                       132,854         53,432
                                                     -----------    -----------

                                                       1,485,487      2,257,898
Allowance for doubtful
 accounts                                               (204,000)      (275,000)
                                                     -----------    -----------

                                                     $ 1,281,487    $ 1,982,898
                                                     ===========    ===========

                          NOTES TO FINANCIAL STATEMENTS


4.   Property and
     Equipment

Property and equipment consists of the following:

April 30,                                                1995           1994
                                                     -----------    -----------

Computer equipment                                   $   355,352    $   259,665
Furniture and fixtures                                   384,354        374,565
Leasehold improvements                                    22,028         19,334
Automobiles                                               22,917         22,917
                                                     -----------    -----------
                                                         784,651        676,481
Less accumulated depreciation
 and amortization                                       (503,326)      (372,954)
                                                     -----------    -----------
                                                     $   281,325    $   303,527
                                                     ===========    ===========

5.   Long-term
     Debt

Long-term debt consists of the following:

April 30,                                          1995                1994
                                               -----------          -----------

Loan  payable  to bank  in  monthly
  installments  of  principal  plus
  interest   at  prime   plus  1/2%
  (7.75%  at April 30,  1995),  due
  March, 1996;  collateralized by a
  U.S. Treasury Bill                           $   194,750          $   322,850

Noninterest  bearing note issued in
  connection  with  acquisition  of
  patent rights, due May 1996                      160,883                 --

Less   unamortized    discount   of
  $18,117 based on imputed interest
  rate of 7.25%                                       --                   --

Note  payable   to  former   share-
  holders  of  ZyBel  Microsystems,
  payable in stock (see Note 7)                       --                220,000

Loan  payable   to  former   share-
  holders  of  ZyBel  Microsystems,
  payable on demand                                   --                 44,763

Other                                                2,292                8,924
                                               -----------          -----------


Total                                              357,925              596,537
                                               ===========          ===========

 Less current maturities                          (226,171)            (444,493)
                                               -----------          -----------


                                               $   131,754          $   152,044
                                               ===========          ===========

                          NOTES T0 FINANCIAL STATEMENTS

In 1991, the Company entered into a term loan and line-of-credit agreement with a bank. The line-of-credit agreement provided for borrowings of up to
$1,000,000, not to exceed 80 percent of accounts receivable aged 89 days or less, plus 30 percent of raw materials and finished goods inventory, up to $150,000. The line-of-credit agreement expired on August 31, 1992. The term loan provided for a $250,000 loan to be used for the purchase of equipment, to be repaid in monthly installments through August 1995. The term loan and line-of-credit agreements were collateralized by all of the assets of the Company and contained certain financial covenants. During 1992, the Company was in violation of these covenants and was notified by the bank that no further amounts could be drawn under the line-of-credit. These covenants were cured in October 1992 with the refinancing of the loan as discussed below.

In October 1992, the Company refinanced the outstanding balance of its line-of-credit and term loan with a new loan of $587,000 from the bank. In July 1994, the Company borrowed an additional $80,000 from the bank. Both loans are collateralized by a U.S. Treasury bill. As principal payments are made, the Company may request reductions in the collateral balance. The new loan contains no financial covenants other than the maintenance of adequate collateral.

Currently, the collateral must exceed 105% of the outstanding principal balance of the loan. At April 30, 1995, the balance of the Treasury Bill collateral was $374,687 and the loan balance was $194,750.

Scheduled maturities of long-term debt are as follows:

1996                                                       $226,171
1997                                                        131,754
                                                            -------

                                                            $357,925
                                                            ========


6.   Commitments
     and
     Contingencies

Operating leases

The Company leases office space and certain office equipment under operating lease arrangements that expires at various dates through 1998. The main office lease provides for scheduled rent increases in the future which are being amortized over the lease period. Rent expense for the years ended April 30, 1995, 1994, and 1993, was approximately $245,000, $214,688 and $138,500, respectively. Aggregate future minimum lease payments under the operating leases are $261,436 in fiscal 1996; $204,735 in fiscal 1997; and $178,654 in fiscal
1998.

                          NOTES TO FINANCIAL STATEMENTS

Repurchase Commitment

During fiscal 1995, the Company transferred at cost, analog modem raw materials and subassemblies valued at $273,000 to an electronics manufacturer. Under the terms of the agreement, the manufacturer will build and resell the modems to FastComm on an as needed basis or may sell the modems to its own customers through the end of calendar year 1995. At such time, the contract may be extended or FastComm may be required to repurchase any remaining modem materials. No revenue was recognized in connection with this transfer of inventory.

Compensation

The Board of Directors has agreed to pay the Company's president a base annual salary plus bonus, as determined by the Board, through fiscal year 1996. During 1993, the Company's president gave up his right to receive any salary. Accordingly, the Company recorded no salary related to his employment in 1993. The president's salary was restored in November, 1993, and the president has waived his right to any unpaid salary or bonus from periods prior to November, 1993.

The Company also maintains employment agreements with several key employees. The agreements provide for base compensation, commissions, and stock options that expire at various dates through fiscal 1998 or upon termination of employment (see note 9).

Research and Development Contracts

During fiscal 1994, the Company entered into a contract to perform research and development activities for a third party. In 1995 and 1994, revenues recognized and costs incurred in connection with the contract were $31,774 and $63,548, and $108,091 and $216,182, respectively. Under the agreement, the Company is required to pay royalties to the third party for sales of products developed from funded research and development activities.

If no products are sold, the Company is not obligated to repay the funds. As of April 30, 1995, no royalties have been paid as the products were still under development.

7.   Stockholders'
     Equity

Stock Issuances

In March 1992, the Company issued 285,000 shares of its common stock to the shareholders of Watch Hill Research Inc. ("Watch Hill") as part of a purchase agreement (see note 10). The Company also issued 95,000 shares to be placed in escrow pending final resolution of litigation associated with the acquisition of certain assets of Watch Hill. The Company settled the litigation during fiscal 1993. 46,583 shares and 6,500 shares in escrow were returned to the Company as treasury stock in 1993 and 1994, respectively. The treasury stock was subsequently retired.

                          NOTES TO FINANCIAL STATEMENTS

In November 1992, the Company sold 1,381,000 shares of common stock in a private placement and received gross proceeds of $2,209,600. Additionally, as discussed below, warrants were exercised resulting in the issuance of 655,312 shares of common stock.

On March 15, 1994 the Company purchased assets and assumed certain liabilities of Zybel Microsystems, Inc. (Zybel). The total purchase price of $220,000 was paid through the issuance of common stock based on the stock value at the date of the agreement. The stock was not issued until fiscal 1995; therefore, the 1994 financial statement reflected a payable for this amount (See Note 5). Zybel owned 1,100 shares of the Company's stock which were included in the purchased assets. These shares were included in treasury stock at April 30, 1994 at their allocated cost and were cancelled during fiscal 1995. Goodwill in the amount of approximately $102,000 was recorded as a result of the purchase.

In March, 1995, the Company completed the sale of 405,460 unregistered shares of common stock in a private placement and received net cash proceeds of $1,294,000. Also, in March, 1995, the Company completed a Regulation S placement of 700,000 shares of common stock and received net cash proceeds of $2,907,500.

Initial Public Offering

In April 1988, the Company consummated an initial public offering (IPO) of its common stock. In connection with the IPO, the Company sold 400,000 units, each unit consisting of four shares of common stock, par value $0.01, and a warrant to purchase one additional share of common stock at $1.50 per share, for $5.00 per unit. These warrants were exercisable through April 11, 1993. In February 1992, the Company offered callable Class B warrants to holders of the Class A warrants upon exercise of the Class A warrants. Class A warrants for 396,500 shares of common stock were exercised during 1993 and 3,500 Class A warrants expired on April 11, 1993. Upon exercise of each Class A warrant, the Company issued one Class B warrant to purchase on additional share of common stock at $4.25 per share. The Company may redeem the Class B warrants upon 30 days notice if the common stock fair market value exceeds established limits and upon Board approval. During fiscal 1993, 396,500 Class B warrants were issued and 134,812 Class B warrants were exercised. In August 1993, the Company called the 261,688 Class B warrants outstanding. All warrants were exercised except for 200 warrants which were redeemed for cash at $.14 per warrant.

Additionally, the Company sold to the underwriter, for nominal consideration warrants to purchase 40,000 units at $6.00 per unit which expired in April 1993. The underwriter exercised 31,000 warrants during 1993 and 9,000 underwriter warrants expired in April 1993.

8. Stock Options

In 1991 and 1992, the Board of Directors approved the 1991 Non-Qualified, 1992 Non-Qualified and 1992 Incentive Stock Option Plans (the Plans) under which options to purchase up to 2,260,000 shares of common stock may be granted to officers, directors and other key employees of the Company.

                          NOTES TO FINANCIAL STATEMENTS

The exercise price of each option may not be less than 100% of the fair market value of the stock on the date of grant for incentive stock options or 85% of such fair market value for non-qualified stock options, as determined by the Board. Options vest over a three year period and expire five years from the date of grant and, in most cases, upon termination of employment.

The following table relates to options outstanding, granted, exercised, and canceled during 1995, 1994 and 1993, under the Plan:

                                                                 Option
                                              Number              Price
Options                                    of Shares         Per Shares
- -------                                    ---------         ----------
Outstanding at
                  April 30, 1993           1,399,000         $.01 to  7.75
                  April 30, 1994           1,196,185         $.01 to 11.88
                  April 30, 1995           1,123,968         $1.09 to 5.88

Granted
                  During 1993                959,000         $1.00 to 7.75
                  During 1994                519,500         $10.50 to 11.88
                  During 1995                956,367         $3.25 to 5.88

Exercised
                  During 1993                160,000         $.01 to 1.00
                  During 1994                716,715         $.01 to 6.38
                  During 1995                316,400         $.01 to 5.13

Cancelled
                  During 1993                 60,000         $.01 to .01
                  During 1994                  5,600         $5.13 to 11.38
                  During 1995                712,184         $3.25 to 11.88

At April 30, 1995, 174,001 stock options are exercisable under the plans.

9.   Acquisition of
     Sigma Research

On July 29, 1991, the Company acquired rights to certain products of Sigma Research, a New Jersey partnership and developer of advanced frame relay technology. In consideration for the sale of the rights to the SNA terminal adapter product, the Sigma Research partners were issued 22,500 shares of the Company's common stock, valued at $2.00 per share, and paid $195,000. The 22,500 shares of the Company's common stock were issued in fiscal 1993. In a related transaction, the Company entered into a license agreement for the SNA terminal adapter products owned by Protocom Devices. The license agreement required a one-time payment by the Company of $25,000.

The purchase price of these assets is reflected at cost and is being amortized over five years.

                          NOTES TO FINANCIAL STATEMENTS

In fiscal 1992, the Company also entered into employment agreements with five individuals from Sigma. These agreements provide for payment of annual base salaries and, in certain instances, payment of commissions and stock options. Options to purchase up to 510,000 shares of common stock over a period of three years were also granted to these individuals. The options are exercisable at $0.01 per share as long as the option holder is employed by the Company during the relevant option exercise period.

10.  Acquisition of
     Watch Hill

Effective August 14, 1991, the Company entered into an agreement with Watch Hill, a developer of high speed data communications compression devices. The agreement included an option for the Company to acquire all of the assets of Watch Hill in exchange for 475,000 shares of the Company's common stock based on commercial viability of a certain product. Additionally, the purchase option could be extended by the Company with a decrease in the number of shares required to be issued.

In November 1991, the Company filed suit against Watch Hill and its principals for specific performance of the agreement. In March 1992 the state supreme court upheld the agreement and the Company issued 285,000 shares to the shareholders of Watch Hill. The shareholders of Watch Hill then filed suit for a additional 95,000 shares which the Company issued into escrow pending settlement. The purchase price of Watch Hill and certain advances made to them were expensed as research and development cost in fiscal 1992.

In January 1993, the Company, Watch Hill and its successor WHR Corp reached a final settlement. The Company received 46,583 shares of common stock and 6,500 shares of stock previously held in escrow. Additionally FastComm is to receive a 5% royalty on a certain WHR Corp. product of which none has been received as of April 30, 1995.

11.  Income Taxes

The components of income tax (benefit) expense are summarized as follows:

For the Year ended April 30,         1995               1994             1993
                                  ----------       ----------          --------

Current
          Federal                 $    --          $  (10,000)         $185,700
          State                        --                --                --

Utilization of NOL
            Federal                    --                --            (167,100)
            State                      --                --                --

                                       --             (10,000)           18,600

Deferred
          Federal                      --                --              (4,600)
          State                        --                --                --

                                  $    --            $(10,000)          $14,000

                          NOTES TO FINANCIAL STATEMENTS

The Company has net operating loss carryforwards for regular tax purposes of approximately $13,410,000. In addition, the Company has research and development credit carryforwards of approximately $274,000, at April 30, 1995. The Company was subject to alternative minimum tax in 1993 of approximately $9,000 and paid approximately $10,000 toward estimated taxes for 1994. The Company recorded a tax refund receivable at April 30, 1994 of $10,000 as a result of the refund of the estimated payments.

The difference between the Federal Tax rate and the effective tax rate realized as a percent of pretax earnings for the years ended April 30, 1995 1994, and 1993, is as follows:


                              1995                         1994                         1993
                  -------------------------     -------------------------     -------------------------
                     Amount          Rate         Amount           Rate         Amount           Rate
                  -----------      --------     -----------      --------     -----------      --------
Tax provision
 (benefit) at
 statutory
 rates
                  $(1,388,000)      (34.0%)     $  (683,033)      (34.0)%     $   227,000       34.0%
Benefit of net
 operating loss
 carryforward            --          --                --          --            (260,600)     (39.0)
Tax benefit
 not recorded       1,777,800        43.3         2,946,557       146.7              --         --
Compensation
 element of
 stock
 options             (389,800)       (9.3)       (2,242,761)     (111.6)           58,295        8.7
Other                    --          --             (30,763)       (1.6)          (10,695)      (1.6)
                  -----------      --------     -----------      --------     -----------      --------

                  $      --       $  --         $   (10,000)       (0.5)%     $    14,000        2.1%
                  -----------      --------     -----------      --------     -----------      --------


The primary differences between income (loss) for financial reporting and income tax purposes is the recognition of reserves for uncollectible accounts receivable and obsolete inventory, the compensation element of stock options and research and development expenses, which are not currently deductible for income tax purposes.

No deferred taxes have been recognized in the accompanying consolidated financial statements as of April 30, 1995 and 1994. The components of deferred income taxes are as follows:

April 30,                                                 1995           1994
                                                     -----------    -----------

Deferred tax liabilities
 Accelerated depreciation                            $    22,000    $    17,000
                                                     -----------    -----------

Total deferred tax liabilities                       $    22,000    $    17,000
                                                     ===========    ===========

                          NOTES TO FINANCIAL STATEMENTS

Deferred tax assets
 Allowance for doubtful accounts                          69,000         94,000
                  Inventory reserve                      213,000         32,000
                  Tax credits                            274,000        223,000
                  NOL carryforwards                    4,631,000      3,032,000
                  Other                                   33,000          7,000

Total deferred tax assets                              5,220,000      3,388,000


Net deferred tax assets                                5,198,000      3,371,000
Less: Valuation allowance                             (5,198,000)    (3,371,000)
                                                     -----------    -----------

Total                                                $      --      $      --
                                                     ===========    ===========

Management has provided a valuation allowance for deferred tax assets as of April 30, 1995 and the benefit of these items will be recognized in future years to the extent that such items are available to reduce taxable income.

12.  Significant
     Customers and
     Foreign Exports

During 1995, the Company made sales to two customers which accounted for approximately 15% and 10% of revenues. During 1994, the Company made sales to two customers which accounted for approximately 14% and 11% of revenues and generated license fees from a third customer which accounted for approximately 12% of revenues. During 1993, the Company made sales to one customer which accounted for approximately 23% of revenues. In 1995 and 1993, the Company had export sales to foreign customers totalling approximately $1,200,000 and $825,000, respectively. In 1994 sales to foreign customers were less than 10%. At April 30, 1995 trade receivable from one customer represented 28% of total trade receivables outstanding.

13.  Success
     Sharing Plan

Effective May 1, 1991, the Company established the FastComm Communications Corporation Success Sharing Plan, a defined contribution plan that covers substantially all of its employees. Employer contributions are determined using an actuarially determined factor based on the employee's age and compensation level. No employer contributions were made for the years ended April 30, 1995 or 1994 or 1993.

14.  Related Party
     Transactions

During 1995, 1994 and 1993, the Company had sales of approximately $415,000, $588,000 and $80,500, respectively, to a customer whose Board of Directors includes the president of the Company. At April 30, 1995 and 1994, accounts receivable includes approximately $51,000 and $337,000, respectively from this related party which was paid to the Company subsequent to year end. During 1994, the Company sold approximately

                          NOTES TO FINANCIAL STATEMENTS

$247,000 of product to a customer, Texel Systems Corporation, that is controlled by an individual who is the brother-in-law of the Company's President and Principal Executive Office. This amount was paid to the Company in 1994.

15.  Fourth Quarter
     Adjustment

During the fourth quarter ended April 30, 1995, the Company recorded adjustments to its reserve for inventory obsolescence ($295,000) and allowance for doubtful accounts ($200,000) which, in the aggregate, had the effect of increasing both the operating loss and the net loss by approximately $495,000 or by $0.06 per share.

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

16.  Restatement of
     Prior Years'
     Financial
     Statements

The Company has restated 1993 financial statements to reflect corrections to the cost of goods sold and additional paid-in capital accounts, in connection with the re-audit of the 1993 financial statements (refer to Item 9 to the 1995 Annual Report on Form 10-K).

With respect to the 1993 financial statements, the restatement reduced the pre-tax income and the net income by $90,000 ($0.01 per share). The restatement has no effect on total stockholders' equity.

These matters are summarized in the table below:
                                                                1993
Year ended April 30,                              ($000's except per share data)

Net income (loss) as originally stated:                        $   653
 Adjustments:                                                      (90)

Net income (loss) as restated:                                 $   563

Per share of common stock:

Net income (loss) as originally stated:                        $  0.09
 Adjustments:                                                     0.01)

Net income (loss) per share, as restated:                      $  0.08

                          NOTES TO FINANCIAL STATEMENTS


17.  Supplemental
     Cash Flow
     Information

Supplemental information on interest and income taxes paid is as follows:

For the Year ended April 30,              1995            1994           1993
                                      ----------      ----------      ----------

Interest                              $   24,019      $   25,994      $   34,053

Income taxes                          $     --        $   19,000      $     --




Supplemental disclosure of non-cash investing and financing activities:


For the Year ended April 30,             1995            1994           1993
                                      ----------      ----------      ----------

Incurrence of debt in connection
 with acquisition of patent rights,
 net of repayments                    $  160,883      $     --        $     --



Incurrence (settlement) of debt
 in connection with acquisition
 of assets of another company           (220,000)        220,000            --


Acquisition of assets of ZyBel,
 net of cash assumed of $93,196
 Current assets                             --            65,165            --
 Property, equipment                        --             7,015            --
 Other intangibles                          --             1,134            --


Assumption of liabilities
 of ZyBel
  Current liabilities                       --            16,242            --
  Debt                                      --            44,763            --


Recording of Goodwill from
 the purchase of ZyBel                   102,257            --


During fiscal 1994, in connection with the acquisition of ZyBel, the Company acquired treasury stock in the amount of $12,238. During fiscal 1995, the Company retired this treasury stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


On March 19, 1993, the Company engaged Deloitte & Touche ("D&T") as its independent certified public accountants for the fiscal year ended April 30, 1993. On May 18, 1994, D&T resigned.

By action taken effective May 18, 1994, the Board of Directors of the Company accepted the resignation of D&T and authorized senior management to seek to engage an accounting firm and independent certified public accountants for the Company for the fiscal year ended April 30, 1994.

In March 1993, D&T was initially engaged to audit the financial statements of the Company for the year ended April 30, 1993. During the audit for the fiscal year ended April 30, 1993, and during the interim period from May 1, 1993 to May 18, 1994, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

D&T advised the Company in its management letter dated July 16, 1993 of certain of its concerns, including weaknesses in internal accounting controls. Additionally, D&T advised the Company of its concerns in the following matters, which had not been resolved prior to D&T's resignation and which are considered by D&T to be reportable events under applicable regulation:

a. Sales cut off at April 30, 1994. Although all product was packed prior to midnight of April 30, 1994, an immaterial portion was placed with a common carrier between midnight of April 30, 1994 and 1:30 a.m. of the following morning (May 1, 1994).

b. Allowance for sales returns and bad debts relating to past due balances in accounts receivable, potential returns and/or bad debts.

c.   The policy and disclosure regarding the dates of fiscal quarter ends.

The Company has authorized D&T to respond fully to the successor accountant concerning the subject matter of each of the above.

The report of D&T on the financial statements of the Company for the fiscal year ended April 30, 1993 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles; however, such report of D&T noted that the financial statements of the Company for the fiscal year ended April 30, 1992, were audited by other auditors whose report, dated July 2, 1992, expressed an unqualified opinion on those statements and included an explanatory paragraph which described a going concern uncertainty.

Effective June 3, 1994, the firm of BDO Seidman was engaged by the Company to serve as its independent public accountants to audit the financial statements of the Company commencing with the fiscal year ended April 30, 1994.

Subsequent to this change in accountants, Deloitte & Touche ("D&T") refused to permit the reuse or reissuance of its reports on the Company's financial statements for the year ended April 30, 1993, stating that it did not believe that the Company had furnished satisfactory evidence of its quarter ending policy. Should it not receive such evidence, Deloitte & Touche had informed the Company that any reissuance would include a scope limitation with respect to that disclosure and a disclaimer of opinion on such disclosure. Inasmuch as the Company advised Deloitte & Touche of its quarter ending policy on at least two occasions management has advised Deloitte & Touche that no further evidence was required and strenuously objected to Deloitte & Touche's ex post facto refusal to reissue its opinion on financial statements which had not changed and were unaffected by the policy. Moreover, D&T reissued its opinions on two occasions subsequent to the 1993 fiscal year end, in October 1993 and in January 1994.

The Company's current accountants, B.D.O. Seidman, agreed to perform a three year audit in connection with the audit of the Company's fiscal 1995 financial statements.

                                    PART III.

Item 10.  Directors and Executive Officers of the Registrant.

The following lists the directors and executive officers of the Company, their ages, descriptions of their business experience and positions held with the Company as of July 17, 1995:

Name                    Age   Position

Peter C. Madsen(1)      44    President, Chief Executive Officer
                               and Chairman of the Board
Gary H. Davison         40    Senior Vice President, Chief Operating
                               Officer and Director
Robert C. Abbott        51    Vice President - Engineering, Secretary
William A. Flanagan     53    Vice President - Technology
Charles L. Deslaurier   54    Vice President - Contracts and Administration
Mark H. Rafferty        40    Vice President - Finance, Treasurer
Edward R. Olson(1)(2)   55    Director
Thomas G. Amon(2)       47    Director

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

Peter C. Madsen has been President, Chief Executive Officer and a director of the Company since September 1992. Mr. Madsen was President of Professional Marketing Corporation, a telecommunications equipment distributor, from February 1992 to September 1992. From November 1986 to January 1992, he was an officer of the Newbridge Networks Corporation, a Canadian telecommunications company, most recently as Vice President and General Manager, United States Region, and President of Newbridge Networks Inc., Newbridge Networks Corporation's United States subsidiary. Mr. Madsen currently serves as a director of Newbridge Networks Corporation.

Gary H. Davison was named Senior Vice President, Chief Operating Officer and a director of the Company on June 6, 1994. From 1988 to 1994, Mr. Davison held a variety of positions with Newbridge Networks Inc., most recently as Vice President; U.S. Sales. From 1986 to 1988, Mr. Davison was General Manager, Transmission Products at Hekemian Laboratories. From 1976 through 1986, Mr. Davison held a variety of positions at AT&T Corp.

Robert C. Abbott has served as Vice President - Engineering and as Secretary of the Company since 1984. From December 1980 until joining the Company, he served as product manager, VF Products, for the Telesystems Division of Comsat Corporation in Fairfax, Virginia.

William A. Flanagan has served as Vice President - Marketing and Technology and most recently as Vice President Technology of the Company since September 1991. Prior to that, from 1987 through September 1991, he was Vice President - Network Marketing and Vice President - Technology for Newbridge Networks Inc. Mr.
Flanagan is the author of a variety of best selling books on digital communications technology.

Charles L. Deslaurier has been Vice President - Contracts and Administration of the Company since September 1992. Mr. Deslaurier was Vice President of Professional Marketing Corporation, a telecommunications equipment distributor, from February 1992 to September 1992. From December 1986 to January 1992, he was Vice President of Contracts and Administration for Newbridge Networks Inc.

Mark H. Rafferty has been Vice President, Chief Financial Officer and Treasurer of the Company since August 1993. From August 1992 to August 1993, Mr. Rafferty was Vice President, Finance at Newbridge Networks Inc. From August 1987 through August 1992, Mr. Rafferty was Controller of Newbridge Networks Inc.

Edward R. Olson has served as a director since January 1989. From 1990 to present, Mr. Olson has served as the President, Chief Executive Officer and Chairman of M-C Industries, Inc., a fluid hydraulics equipment manufacturer. Commencing July 1, 1995, Mr. Olson become a principal in KPMG Baymark LLC, an independent consulting firm in strategic alliance with KPMG Peat Manufacturing, LLP. For the past five years, Mr. Olson has served as President of Ed Olson Consulting Group, Ltd., a management consulting firm. From 1992 to 1993 Mr. Olson was Senior Vice President, Operations of Audiovox Corp., a company concentrating in the marketing and distribution of consumer electronic devices. Mr. Olson is Chairman and President of York Industries, York, PA and S&L Metal Products, Queens, NY.

Thomas G. Amon as served as a director since December 1994. Mr. Amon has been a partner in the law firm of Amon & Sabatini for the past five years.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons. The Company believes that during its fiscal year ended April 30, 1995, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

The Board granted three executive officers options during fiscal 1995. One of the option grants was based on performance and responsibility. The two remaining grants were conditions of employment.

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

                               /s/ Gary H. Davison, /s/ Thomas G. Amon,

                               /s/ Edward R. Olson, /s/ Peter C. Madsen

Compensation Committee Interlocks and Insider Participation

During the year, Peter C. Madsen and Edward R. Olson, as directors participated in deliberations of the Company's Board of Directors concerning executive officer compensation, including their own. Other than the foregoing, none of such directors was party to any reportable interlock or participation during fiscal 1995. During the fiscal year ended April 30, 1995, the Company sold approximately $415,000 of product under normal terms and conditions to Newbridge Networks Inc. ("Networks") a United States subsidiary of Newbridge Networks
Corporation, a Canadian Telecommunications Company ("Newbridge"). Peter C. Madsen, President, Chief Executive Officer and a director of the Company is also a director of Newbridge.

Summary Compensation Table

The following table sets forth information regarding compensation paid by the Company to the six named executives (the "Named Executive Officers") for services furnished in all capacities to the Company during the fiscal year ended April 30, 1995, as well as such compensation paid by the Company to the Named Executive Officers during the Company's two previous fiscal years:

                                           Annual Compensation                 Long-Term Compensation Awards
- --------------------------------- ------ ---------- -------- --------------- -------------------------------
                                                              Other Annual             Shares of
                                          Salary     Bonus    Compensation      Common Stock Underlying
Name and Principal Position       Year     ($)        ($)       ($) (1)              Options ( #)
- ---------------------------       ----     ----                 ----                 ------------
- --------------------------------- ------ ---------- -------- --------------- -------------------------------
- --------------------------------- ------ ---------- -------- --------------- -------------------------------
Peter C. Madsen,(2)               1995    113,344     -0-        6,219                    -0-
   President , CEO and Chairman   1994    71,478      -0-        6,219                    -0-
of the Board of Directors         1993      -0-       -0-         6,000                 425,000
- --------------------------------- ------ ---------- -------- --------------- -------------------------------
- --------------------------------- ------ ---------- -------- --------------- -------------------------------
Gary H. Davison(3)                1995    113,797   25,000        -0-                   100,000
   Senior Vice President, COO,    1994      -0-       -0-         -0-                     -0-
   Director                       1993      -0-       -0-         -0-                     -0-
- --------------------------------- ------ ---------- -------- --------------- -------------------------------
- --------------------------------- ------ ---------- -------- --------------- -------------------------------
Mark H. Rafferty(4)               1995    110,825     -0-        5,824                  50,000
   Chief Financial Officer        1994    76,505      -0-        4,853                  75,000
                                  1993      -0-       -0-         -0-                     -0-
- --------------------------------- ------ ---------- -------- --------------- -------------------------------
- --------------------------------- ------ ---------- -------- --------------- -------------------------------
Charles L. Deslaurier(5)          1995    102,429     -0-        6,331                  20,000
   Vice President -               1994    125,414     -0-        6,331                  20,000
   Contracts and Administration   1993    27,417      -0-        6,000                  150,000
- --------------------------------- ------ ---------- -------- --------------- -------------------------------
- --------------------------------- ------ ---------- -------- --------------- -------------------------------
Robert C. Abbott(6)               1995    100,750     -0-         -0-                     -0-
   Vice President of              1994    96,255      -0-         -0-                   50,000
Engineering,                      1993    78,573      -0-         -0-                     -0-
   Secretary
- --------------------------------- ------ ---------- -------- --------------- -------------------------------
- --------------------------------- ------ ---------- -------- --------------- -------------------------------
William A. Flanagan,(7)           1995    113,943     -0-        6,632                    -0-
   Vice President -               1994    110,923   15,000       6,500                    -0-
   Marketing and Technology       1993    106,073     -0-        6,500                    -0-
- --------------------------------- ------ ---------- -------- --------------- -------------------------------

- --------------

(1)  Automobile benefit.

(2) At April 30, 1995, Mr. Madsen held 692,866 restricted shares of Common Stock with a market value of $3,637,547 at that date; Mr. Madsen waived the payment of his entire salary in the 1993 fiscal year and $28,522 of his salary in the 1994 fiscal year.

(3) At April 30, 1995, Mr. Davison held 46,250 restricted shares of Common Stock with a market value of $242,813 at that date.

(4) At April 30, 1995, Mr. Rafferty held 8,921 restricted shares of Common Stock with a market value of $46,835 at that date.

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

                     Stock Option Grants in Fiscal Year 1995

                                          Individual Grants
                         Securities        Percent of                             Potential Realizable
                         Underlying       Total Options    Exercise                 Value at Assumed
                           Options         Granted to         or                  Annual Rates of Stock
                           Granted        Employees in    Base Price  Expiration   Price Appreciation
Name                         (#)             Fiscal        ($/sh)       Date         For Option Term
                                              Year                                  5% ($)     10% ($)
                                              -----                                 ------     -------
Peter C. Madsen              -0-                -             -           -        -             -
Gary H. Davison            100,000           26.04%         $4.38      7/29/99        121,000  267,000
Mark H. Rafferty           125,000           32.55%         $4.38      9/9/99         151,250  333,750
Charles L.                 40,000            10.42%         $5.88      9/9/99         65,000   143,800
Deslaurier
Robert  C. Abbott          50,000            13.02%         $4.38      9/9/99         60,500  137,500-
William A. Flanagan          -0-                -              -          -              -        -

- --------------

On September 9, 1994 all Optionholders were offered the opportunity to have outstanding options repriced to $4.38 per option conditional upon waiver of previously vested options and acceptance of a new vesting period. With the exception of outstanding options to purchase 80,900 shares, all Optionholders accepted this offer to reprice their options as of that date.

Mssrs. Rafferty, Deslaurier, and Abbott accepted the offer to reprice 75,000 , 20,000 and 50,000 options respectively as of that date.

Fiscal 1995 Aggregated Option Exercises and Year-End Option Values

The following table sets forth information concerning each exercise of stock options during the fiscal year ended April 30, 1995 by each of the Named Executive Officers and the fiscal year-end value of unexercised options held by such persons:




                                                   Shares           Value of
                                                 Underlying       Unexercised
                                                 Unexercised      in-the-money
                                                 Options at        Options at
                        Shares                  Fiscal Year-      Fiscal Year-
                       Acquired        Value       End (#)          End ($)
                          on         Realized   Exercisable/      Exercisable/
        Name           Exercise         ($)     Unexercisable    Unexercisable
        ----           --------       ------    -------------    -------------
                         (#)


Peter C. Madsen        125,000     $441,406       -0- / -0-        -0- / -0-

Gary H. Davison           -            -        -0- / 100,000    -0- / $137,500

Mark H. Rafferty          -            -        -0- / 125,000    -0- / $171,875

Robert C. Abbott          -            -        -0- / 50,000     -0- / $68,750

Charles L.               65,000     221,406    45,000 / 40,000     $209,531 /
Deslaurier                                                          $25,000

William A. Flanagan        -           -          -0- / -0-        -0- / -0-



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

                               [GRAPHIC OMITTED]

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

                                Amount and Nature
Name of Beneficial                     of Beneficial          Percent of Class
- -------------------                    --------------         ----------------
Owner                                    Ownership
- ------------------                       ---------
Robert N. Dennis Estate                 774,341                    8.20%
Peter C. Madsen(1)                      692,866                    7.34%
Gary H. Davison(1)                      79,583 (2)                 .84%
Robert C. Abbott                        239,075 (3)                2.53%
Charles L. Deslaurier                   194,917 (4)                2.06%
William A. Flanagan                     217,421                    2.30%
Edward R. Olson(1)                      6,667 (6)                  .07%
Thomas G. Amon(1)                       6,650 (7)                  .07%
Mark H. Rafferty                        50,588 (5)                 .54%
All Directors and Executive             2,262,107(8)               23.95%
Officers as a group (eight persons)

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

(8)  Based upon 9,444,531 shares outstanding at July 17, 1995

- -------------

The Company is unaware of any arrangement the operation of which could at a subsequent date result in a change in control of the Company.

Item 13.     Certain Relationships and Related Transactions.

During the fiscal year ended April 30, 1995, the Company sold approximately $415,000 of product under normal terms and conditions to Newbridge Networks Inc. ("Networks") a United States subsidiary of Newbridge Networks Corporation, a Canadian Telecommunications Company ("Newbridge"). FastComm sells to Newbridge Networks Corporation under net 30 day terms with prompt payment discounts. Such terms are consistent with that of similar customers. Title passes on shipment of product. Under the terms of the contract, Newbridge may return purchased and paid for (during the previous six month period) but unused products to FastComm for either warranty revalidation and/or revision level change (hardware or firmware). Peter C. Madsen, President, Chief Executive Officer and a director of the Company is also a director of Newbridge.

The Company paid the law firm of Amon & Sabatini $159,000 in the fiscal year ended April 30, 1995. Thomas G. Amon, a Director of the Company, since December 1994, is a partner of Amon and Sabatini.

                                    PART IV.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)(1) and (a)(2)   Financial Statements and Schedules.

The consolidated financial statements and financial statement schedules filed as a part of this Report are listed beneath Item 8 at page 24 of this Report.

          (a)(3)   Exhibits.

The exhibits filed as a part of this Report are listed on the Exhibit Index at page 65 of this Report.

          (b)       Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarter ended April 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 10, 1996.


                               FASTCOMM COMMUNICATIONS CORPORATION


                               By: /s/ Peter C. Madsen
                               -----------------------
                                   Peter C. Madsen
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



                               By: /s/ Mark H. Rafferty
                               ------------------------
                                   Mark H. Rafferty
                                   Vice President - Finance and Treasurer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

                                                                      Sequential
Exhibit                                                                  Page
No.      Description                                                    Number

3.1*     Amendment to Restated Articles of Incorporation

3.2**    By-laws, as amended

10.0**   Employment Agreement between the Company and Robert C. Abbott

10.1** October 15, 1987 License Agreement between the Company and Data Race, Inc.

10.2***  February  27,  1991  Lease  Agreement   between  the  Company  and
         Dulles/Route 28 Limited Partnership with respect to the premises at 45472 Holiday Drive, Sterling, VA 22110

10.3***  Employment Agreement between the Company and William Flanagan

10.4***  Technology Transfer Agreement with Sigma Technology

10.5***  Agreement in Principle with Watch Hill Research

10.6***  Technology License Agreement with Protocom Devices

10.7***  Loan Agreement with Sovran Bank

10.8*** Employment Agreement among the Company, Robert N. Dennis and Edward R. Olson, as the "Current Directors," and Peter C. Madsen.

10.9***  Option Agreement by the Company in favor of Charles L. Deslaurier.

10.10*** Option Agreement by the Company in favor of Rick Sampley.

10.11*** Amended and Restated Employment Agreement between the Company and Robert N. Dennis.

10.12* Exclusive Master Distribution Agreement for FastComm Products between FastComm Communications Corporation and Daitel Technologies

10.13* Distribution Agreement for products between FastComm Communications Corporation and C&L Communications, Inc.

10.14* Distributor Agreement for FastComm products between FastComm Communications Corporation and Tadiran, Ltd.

10.15*   Distribution Agreement between the Company and Sumitronics, Inc.

10.16*   Consulting Agreement between Gary H. Davison and Newbridge
         Networks Inc.

10.17*   Agreement between the Company and ZyBel Microsystems, Inc.

11.0*    Statement re: Computation of per share earnings.

11.1     Schedule of Valuation and Qualifying Accounts*
- -----------

*    Filed with revised form 10KA previously filed.

** These exhibits are incorporated by reference from the corresponding exhibits to the Company's Form S-18 Registration Statement, SEC File Number 33-19758.

*** These exhibits are incorporated by reference from the corresponding exhibits to the Company's Form S-3 Registration Statement, SEC File No. 33-43374.