Form 10-K
period 1996-04-30
FASTCOMM COMMUNICATIONS CORP
filed 1996-07-29
CIK 828529

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED APRIL 30, 1996

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from _____________ to ________________


                        Commission File Number:  0-17168

                      FASTCOMM COMMUNICATIONS CORPORATION
                 ---------------------------------------------
           (Exact name of registrant as specified in its charter)


               VIRGINIA                                54-1289115
- ----------------------------------------          ----------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification Number)

           45472 Holiday Drive
           Sterling, Virginia                            20166
- ----------------------------------------          ----------------------
(Address of principal executive offices)               (Zip Code)


- ----------------------------------------
       Registrant's Telephone Number, including area code:  703/318-7750

       Securities registered pursuant to Section 12(b) of the Act:  None.

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
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

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on July 15, 1996, was $104,023,776 (8,668,648 shares times $12.00). As of July 15, 1996, there were 9,820,081 shares of the Common Stock of the registrant outstanding.

                      FASTCOMM COMMUNICATIONS CORPORATION

                                     INDEX


                                           PART I.                                                      PAGE
Item 1.              Business.                                                                           3
Item 2.              Properties.                                                                        11
Item 3.              Legal Proceedings.                                                                 11
Item 4.              Submission of Matters to Vote of Security Holders.                                 11



                                           PART II.                                                     PAGE
Item 5.              Market for Registrant's Common Equity and Related Stockholder                      12
                     Matters.
Item 6.              Selected Financial Data.                                                           14
Item 7.              Management's Discussion and Analysis of Financial Condition and                    15
                     Results of Operations.
Item 8.              Financial Statements and Supplementary Data.                                       21
Item 9.              Changes in and Disagreements with Accountants on Accounting and                    22
                     Financial Disclosure.




                                          PART III.                                                     PAGE
Item 10.             Directors and Executive Officers of the Registrant.                                23
Item 11.             Executive Compensation.                                                            24
Item 12.             Security Ownership of Certain Beneficial Owners and Management.                    29
Item 13.             Certain Relationships and Related Transactions.                                    30



                                           PART IV.                                                     PAGE
Item 14.             Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                  31

                                    PART I.

ITEM 1.     BUSINESS

GENERAL

FastComm Communications Corporation (the "Company" or "FastComm"), a Virginia corporation, designs, manufactures, and sells access devices that allow computer, terminal and telephone users to connect to public and private transmission networks. Its products include a range of devices aimed at the fast packet services as well as digital leased-lines, Switched 56 networks, and Internet protocol ("IP") router networks.

The Company's strategy is to produce the most flexible, cost-effective access devices that are also the easiest to install, use, and maintain. Such features make FastComm products appealing to dealers, systems integrators, telephone carriers, and other resellers who form the main distribution channel and provide installation and maintenance services in the United States and internationally.

FastComm shares are traded publicly on the NASDAQ National Market under the symbol FSCX.

DEVELOPMENT OF THE BUSINESS

The Company was incorporated as MicroTel, Inc. under the laws of the Commonwealth of Virginia in May 1983. The Company changed its name to Data Safe Incorporated in February 1984; to Electronic Vaults, Inc., in August 1984; and to FastComm Communications Corporation, in October 1987. The Company's original product, a data backup service, involved the transfer of digital information from each customer's computer to the Company's storage facility over telephone lines and third party modems. To foster this business, the Company developed its own modem in May 1985. While the data backup service was discontinued, a progression of modems dominated company revenue until fiscal year 1993.

In 1990, the Company saw increasing competition in the analog modem marketplace, and started to focus on the market for digital access products. Starting with the Channel Service Unit (CSU), a modem for digital transmission lines, FastComm pursued other digital based technologies.

In July 1991, the Company entered into an agreement with a New Jersey partnership to acquire title to its existing frame relay software code. This code became the basis for the Company's frame relay access device ("FRAD") product line.

In August 1991, FastComm entered into an agreement with a Rhode Island firm, to acquire exclusive rights to its data compression technology. The Company funded the further development of this technology and delivered the "Time Machine" data compression product.

In March 1994, the Company acquired the assets and certain liabilities of ZyBel Microsystems, Inc., based in Connecticut. The firm was engaged in selling an interactive voice response product that it had created, Vista, and the data controller, a small data switch or data PBX (see Data Controllers below).

NETWORKING INDUSTRY

The networking industry encompasses a broad range of communications services and equipment. Communications in the form of voice, data, Internet traffic, electronic mail, facsimile, imaging, video teleconferencing, on-line transaction processing and other forms of information are transmitted across communications networks. As demand for these information services grows, the demand on communications networks are increasing in terms of the number of sites and users, the number of formats and types of information, and the volume and speed of information to be communicated by each user.

The networking industry divides itself into logically into two major areas:

1. Backbone components and systems, consisting of large switches and multiplexers, plus the wide area network (WAN) transmission lines that provide connectivity for these devices. Public networks purchase backbone components for their Central Offices. Private networks install them at headquarters, major regional centers, and the largest branch locations.

2. Access devices, typically smaller equipment located in customer branch offices and attached to the backbone network through a single telephone line. An access device may be part of a local area network (LAN) within a building or campus.

FASTCOMM'S PRODUCTS

The Company's products are based on the second category, the access device segment of the networking industry. The market potential for access products (in units) is far greater than that of backbone and systems products because of the number of small offices and business locations. As circuit costs decline, these sites are increasingly able to justify a digital network connection.

FRAME RELAY

A large majority of the Company's revenue comes from the sale of frame relay access devices (FRADs). Frame relay is a simple way to transfer (relay) blocks of data (frames) on a "best effort" basis (without error correction) across a public or private network. Frame relay depends on the high-quality (low error rate) of optical fiber transmission lines. Frame relay standards define the format for the data blocks sent to the network. The Company's frame relay access devices (FRADs) adapt terminals, computers, telephone equipment, and facsimile machines to the standard frame relay format. FRAD market studies from major consultants indicate a growth rate of over 100% per year for the past three years. Frame relay service revenues and unit counts are expected to continue to grow at this rate.

The Company initially displayed its frame relay technology in the Fall of 1991, when it was the first to publicly demonstrate voice transmission over a public frame relay network.

The Company's FRADs connect PCs, workstations, local area networks ("LAN"), and host computers to a frame relay service. Data formats on FastComm FRADs are compatible with standard routers for the most important LAN protocols: IP, IPX, and AppleTalka. A solution mixing FRADs at some sites with routers at others is less expensive than deploying routers everywhere. Certain Internet service providers (ISPs) offer FastComm FRADs as part of their product package, with frame relay service between the ISP site and those customers who require full time Internet access to maintain a site on the World Wide Web, to have immediate access to news and mail or for other business reasons.

In addition to standards compatibility, FastComm relies on additional proprietary features to add value and distinguish its products. To the best of
the Company's knowledge, no competitors currently offer such features.   These
include:

1. Automatic installation has been a key advantage, in the form of two specific features that make FastComm products easier to install than those of its competition.
   -- FastConnect(TM) allows a FastComm access device to learn how the frame relay network switch is configured.
   -- FastConfig(TM) allows an EtherFRAD(TM) or WEBrouter(TM) access device to learn its IP addressing.
2. A menu system on the dedicated configuration port guides users through the setup process for other protocols and all management functions. Menus make installation and maintenance much easier than for equipment that requires commands to be entered.

FastComm FRADs handle terminal protocols with intelligence, an appealing feature. An example of this intelligence is seen when dealing with polled protocols like IBM's SDLC (synchronous data link control) where more than half the data on a line may be overhead, not information. FastComm FRADs can eliminate this overhead and pass only real information. The equipment emulates multidrop lines, the most common type found in over 50,000 SNA networks. FastComm FRADs save bandwidth and improve response times and simplify network topologies.

Recent versions of the front end processor for IBM mainframe computers can be compatible with frame relay. FastComm is developing the software necessary to support the protocol conversion necessary to interoperate directly with a front end processor. Once developed this software will be available by downloading an update into FLASH memory on a FRAD. As with router networks, FRADs at remote sites with terminal cluster controllers can reduce the overall cost of a network.

Additional customer interest has been expressed in the direct Ethernet LAN port on the EtherFrad(TM) models and in the data compression hardware option that has been shipped with the QuadFrad and will be offered in other models.

Voice over frame relay became popular during fiscal 1996. The Company announced the VoiceFRAD(TM) access device, which combines voice and data interfaces on the same unit.

Frame relay products contributed about 85% of total revenue for the fiscal year.


CHANNEL SERVICE UNIT

Modems work with analog lines. The corresponding equipment for a digital line is a Channel Service Unit (CSU). The DDX56 shipped initially in 1991 is a 56,000 bit/s leased line version. Dial capability was added the following year, to work with "Switched 56" digital dial services.

Stand-alone CSUs have become a commodity product. The Company adds value to the CSU by packaging it with FRAD, data compressors, and remote management features.


DATA COMPRESSION

FastComm put the original Time Machine data compressor into production in May 1992. It is still believed, based upon reports in industry periodicals, to be the fastest commercially available data compressor. Two inputs at up to 6 million bits per second ("Mbit/s") are compressed into a single 2 Mbit/s line. The Time Machine consistently shows compression ratios of 2.5 or 3 to 1, and has demonstrated over 4 to 1 (exact ratio of compression depends on the nature of the data). Compression technology has since been built into FastComm FRADs.


ATM ACCESS

The standardized access speeds for ATM networks had been 45, 55, 155 million bits per second and faster. Since access lines at these speeds were too expensive for most users, the Company, in 1993, acted on the belief that ATM would be offered at 1.5 and 2 Mbit/s. These T-1 and E-1 access formats have since been defined by the ATM Forum. Several carriers announced an intent to offer ATM service over T-1, but only one telephone company has tariffed the service, after the end of fiscal 1996.

FastComm has developed an ATM Access product in conjunction with HyNET, Ltd. (see "New Product Development" below.) The LAN SARgent(TM) is a small-site access device that connects both an Ethernet Local Area Network port and a serial data port (normal data connection) to a public ATM service or a private ATM network. The connection from the SARgent to the ATM network is a standard T-1 or E-1 digital line.

Development began in late fiscal year 1993. Test units have been successfully tested and certified with several vendors of ATM switches and concentrators.


DATA CONTROLLER

Data Controllers are small data PABX's that allow up to seven devices to be managed with a single telephone line and modem. A management station places one call to the data controller, then communicates with up to seven attached devices. A typical example would be a branch office equipped with a CSU, multiplexer, bridge or router, terminal controller, and voice PABX or key system. In addition to supporting dial-in access, the Data Controller will accept information from any of the managed devices, then dial out to the central management station, through the modem, and deliver that information -- for example, an alarm message.


WEBROUTER(TM)

The WEBrouter, a low cost Internet access router, provides the Company's
solution for Internet access over frame relay.   The Internet and its World
Wide Web are usually accessed over a dialed up connection or a leased line carrying the Internet Protocol (IP) in a format called Point to Point Protocol
(PPP). The second most popular way is using frame relay in place of PPP, or IP over frame relay. With the large number of new Internet users, service providers are finding frame relay an efficient way to offer connections to many customers over a single data line at the ISP's site. WEBrouters(TM) were designed for intranet applications of World Wide Web technology within companies as well as general Internet access.

The WEBrouter is designed specifically for full-time Internet access. It is well suited to connecting to the Internet those host computers which are sites on the World Wide Web, electronic mail servers or file transfer points. It is equally able to be part of a corporate intranet, which is a private network based on the same World Wide Web technology.


MODEMS

The Company continues to sell its analog modems for specialized data applications that use unusual features like multiple layers of password
protection and dial back security.   No effort is made to participate in the
highly competitive consumer market for inexpensive low-end modems.


OTHER PRODUCTS

Through purchase of patent rights, the Company gained exclusivity in the US for a credit-card size autodialer that can be programmed to dial one or two pre-selected numbers. The card is held up to a telephone mouthpiece. Pushing one of the two buttons causes the card to sound the dialing tones of the associated number. Production began in FY 1995 to fulfill customer orders.

The Company has entered into contracts with other manufacturers to acquire equipment to resell. The Company puts its name on these products for its existing distribution channels. The Company actively seeks additional products to resell in order to fill out the product line, reach a market quickly, or to minimize development cost. Products selected for resale and private labeling complement existing items and open new market opportunities for large quantities of FastComm's own designs. Products may also be developed jointly with another firm, usually for sale by both parties into different distribution channels.


NEW PRODUCT DEVELOPMENT

To remain competitive, the Company invests heavily in research and development ("R&D") and expects such investment to continue. Recorded expenses for research and development have been as follows:

            FY 1996  $1,411,503            14% of revenue
            FY 1995  $  916,003            22% of revenue
            FY 1994  $  960,042            19% of revenue

The R&D plan includes new digital access products in addition to add-on features for existing FRADs.

Announced products include:

(1) 16-port MaxFRAD(TM), with standard Ethernet interface, optional data compression, and CSU. This device will serve as the central site access device for small to medium sized networks.
(2) ISDN (Integrated Services Digital Network) basic rate interface ("BRI"), will offer an alternative to the integral 56 kbit/s CSU for principal access or dial backup protection. One telephone company tariffed ISDN BRI access to its frame relay network toward the end of the fiscal year 1996.

Hardware design and testing for both projects were completed in FY 1996; software work is progressing in the first quarter of fiscal year 1997. Also in fiscal year 1996, the Company designed and delivered a FRAD with an integrated token ring interface called the RingFrad(TM).

Hardware and software design for the SARgent and hardware design for the MaxFRAD are under a joint development agreement with HyNET, Ltd., an Israeli company. Work was financed in part by a grant from the

Binational Industrial Research and Development Foundation (BIRD Foundation), a joint effort of the U.S. and Israeli governments. Under the terms of BIRD grants, money they advance to fund product development is repaid via a small royalty on those products as they are sold. Repayment is capped at 150% of the grant amount. There is no minimum repayment.

The initial release of the VoiceFRAD(TM) product will be customized for FastComm by its manufacturer. Joint development of enhanced versions is being planned.

One goal of all FastComm products designs is that they be priced aggressively. Product development stresses low cost, reliable components and manufacturability. A modular approach allows many different products to be created from a few basic components. For example, the integral CSU for 56 kbit/s access is the same in all FRADs, low end Time Machines, and stand-alone CSUs.

To keep costs low or to bring a product to market quickly, any design may be done entirely internally, externally, jointly with another firm or from licensed technology.

Larger companies, with larger engineering resources and more internal expertise, may be able to develop a larger portion of their products without outside technology. Not having to pay licensing fees or royalties could provide them a cost advantage.

Research and development project schedules for high technology products are inherently difficult to predict, and there can be no assurance that the Company will achieve its expected initial shipment dates of products in development. Because timely availability of new and enhanced products is critical to the success of the Company, delays in availability of these new products, or lack of market acceptance of such products, could adversely affect the Company.

The Company's ability to anticipate changes in technology, industry standards and communications service provider offerings, and to develop and introduce new and enhanced products on a timely basis that are successful in the market will be a significant factor in the Company's competitive position and its prospects for growth.


BACKLOG

In March, 1995, the Company announced it had been awarded a contract from System One Corporation, for approximately 8,500 FRAD's to be delivered over a period of up to three years. Either party may terminate the contract on the occurrence of a material, uncured breach. No minimum purchase obligation is set forth in the contract. Through fiscal 1996, approximately 5,000 units have been shipped under normal terms and conditions. The remaining 3,500 units will be shipped through December, 1997.

In January, 1996, the Company announced it had been awarded a contract from GTE Telephone Operations.. Under the terms and conditions of this five year agreement, 3,400 FRAD's are to be shipped over the first nine months. An additional 300 units per year requirement is anticipated in years two through five of the contract to meet expansion needs. Either party may terminate this agreement without cause. Through fiscal 1996, approximately 2,520 units have been shipped under normal terms and conditions. The final 880 units of the initial 3,400 order will be shipped in the first quarter of fiscal 1997.

Alcatel Data Networks ("Alcatel") and FastComm announced a partnership for voice and data frame relay access devices on July 1, 1996. While the Company places no specific value on the agreement, it is expected to be significant. Alcatel, in a separate public announcement, valued this three year agreement at $70 million based on a good faith, non-binding estimate as to the likely volume of FastComm products to be purchased and/or licensed during this initial term. Actual revenue will depend on the number and size of successful bids made by Alcatel to its customers. No minimum purchase obligation is set forth in the contract. Either party may terminate the contract on the occurrence of a material, uncured breach. At the end of the initial three year term or one year extensions, the agreement shall be automatically extended for further successive twelve (12) months each, unless FastComm or Alcatel gives the other party written notice of its intent to cancel at least ninety days prior to the then current term.

The market served by FastComm is not seasonal.

MARKETING AND SALES

DOMESTIC
FastComm sells its products primarily via indirect channels such as value added resellers, systems integrators, major telephone companies and distributors. These entities provide the installation and local maintenance support required by end-user customers. The Company has chosen not to seek direct sales to end users that do not provide their own field support organization.

In 1993, the Company selected C&L Communications Corporation ("C&L") as its national stocking distributor. C&L takes volume shipments for later resale. Terms of sale with C&L provide for shipment against purchase orders. Title to products passes to C&L upon shipment. Payment in full is due within thirty days from date of shipment. C&L may request a stock adjustment/rotation twice annually and a stock update at any time.

"Stock adjustment/rotation" and "stock update" are agreements by FastComm that permit a distributor or dealer, at FastComm's sole discretion, to return already purchased but unused and still current products to FastComm. Stock adjustments and updates, which require the approval of an officer of FastComm, are granted for specific purposes:

- -- Stock adjustment/rotation allows an exchange for other FastComm products of equal value. At the sole discretion of FastComm, stock adjustments may be limited to 10% or 20% of the value of product ordered and accepted by the distributor during the prior six-month period.
- -- Stock updates may be approved for either warranty revalidation and/or software revision level changes on products that are then returned to the dealer. At FastComm's sole discretion, returned products may be exchanged for the same types of equipment from inventory.

FastComm, at its sole discretion, may charge a distributor a "restocking charge" of up to 20% to execute a stock adjustment or stock update. Stock adjustment/rotation and stock update do not permit distributors to return purchased merchandise for a refund. The Company's inventory practices are believed to be consistent with those of the communications manufacturing industry, based on management's experiences with similar companies.

The Company offers extended payment terms in certain situations. The Company also offers prompt payment discounts that are being taken advantage of on an increasing basis. Although normal payment terms are net 30 days from date of shipment, as a practical matter, the Company normally receives payments on accounts receivable beyond thirty (30) days, even from its most credit-worthy customers. Management does not believe that its credit and collection history is substantially different from other companies in the data-communications industry, based on management's experiences with similar companies.

With the exception of the stock rotation policies as discussed above, the Company is not contractually obligated to accept returned merchandise.

As of July 1996, other resellers of the Company's products with multi-national presence include Newbridge Networks Inc., Unisys, GTE, Timeplex, General DataComm, Optical Data Systems and Alcatel Data Networks. In the U.S., Diebold, Inc., Unisys, and multiple regional dealers had agreed to provide sales, installation, and/or field maintenance support for FastComm products.

During fiscal year 1996 sales to System One Corporation and GTE Telephone Operations accounted for 31% and 21% of sales, respectively. C&L
Communications Corporation accounted for sales of 15% in fiscal 1995 and 14% of sales in fiscal 1994. In fiscal year 1996, sales to Newbridge Networks Corporation accounted for 2% of revenue. FastComm Chairman and President, Peter C. Madsen, is a director of Newbridge.

There were no Government contracts during the fiscal year that were subject to renegotiation of profits or termination.

INTERNATIONAL
In the international marketplace, independent distributors represent the Company in more than 30 countries. These firms are most often locally owned and managed, which gives them an important presence in their markets. Terms of international distribution agreements are similar to domestic agreements and grant to the distributor similar stock adjustment and stock update rights. In most cases, a distributor obtains non-exclusive rights to all FastComm products for a specific geographic area.

In 1996 and 1995, the Company had export sales to foreign customers totaling $1,300,000 and $1,200,000, respectively. In 1994, sales to foreign customers
were less than 10% of total revenue.   It is anticipated that the recently
announced partnership with Allocate Data Networks will enhance the Company's international business in the future, although no assurance can be given that such will be the case.

The Company's export sales may be subject to restrictions on foreign operations, including restrictions imposed by foreign governments on imports as well as US Government originated restrictions, and are subject to risks associated with fluctuations in foreign exchange rates. Although substantially all foreign contracts are denominated, and revenues are paid, in United States dollars, to the extent the Company receives payments in foreign currencies, it may incur gains or losses because of exchange fluctuations between currencies. Moreover, fluctuations in currency exchange rates may cause the Company's established prices to be relatively more or less expensive in terms of local currencies.


CUSTOMER SUPPORT AND SERVICE

The Company maintains a technical support staff at its Virginia Headquarters. Their work primarily supports resellers, but end users are periodically given technical information and assistance by telephone. For new products or features, including beta tests, Company personnel will visit end user sites to participate in installation and training.

Diebold, Inc. and Unisys have signed agreements with the Company whereby they may assume responsibility for installation and/or maintenance of FastComm products sold by them or by third parties.


PROMOTION

Advertising in trade publications has expanded from pure product/feature presentations to stress unique benefits and the Company's strong points. The publications selected have international distribution, aiding the Company's distributors outside the U.S.

The Company participates regularly in industry trade shows, to meet prospective customers, generate sales leads, communicate with the press, and do market research. In the 1996 fiscal year the Company exhibited eight times. The Company exhibits under its own name and also takes opportunities to cooperate with its dealers and distributors who show FastComm products.

COMPETITION

The communications industry is highly competitive. The market for the Company's products is characterized by rapid technological change, evolving standards and regulatory developments. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company. The Company's success depends to a large extent on the insight, experience, and energy of its people, and therefore on its ability to attract and retain experienced professionals.

The primary competition for each of the Company's major products is as follows:

FRAME RELAY ACCESS DEVICES: This continues to be a developing market, where functionality differences among vendors still persist. FastComm enjoys an advantage in its ability to handle legacy protocols as well as LAN traffic, an integral CSU, small size, a low price, and automatic self-configuration features that simplify installation. Other vendors with distinguishing features focus on specific applications or market niches, with feature sets or distribution channels. The EtherFRAD, because of its compatibility with routers, competes with the low end products of most router vendors. They attempt to compete on name recognition, size, or backbone router features rather than strictly as an access product.

DATA COMPRESSORS: There is only one competitor to the large Time Machine, Magnalink, a subsidiary of Telco Systems, Inc., which focuses its sales force on this one product.

ATM ACCESS DEVICES: The LAN SARgent, an Ethernet bridge over T-1 ATM service, is a new market segment, still very small, where competition is not clearly defined yet. Competition has emerged in the form of add-in modules to existing routers and bridges, and from new products based on ATM transmission.

CSUS: With little functional variation allowed, the CSU is largely a commodity, with many vendors of stand-alone models who compete largely on price. The Company seldom chooses to compete in basic CSUs; it prefers to bundle this technology with frame relay or data compression components with added value.

VOICE: Many FRAD vendors have shipped FRADs with voice capability, and several have gained reputations for having voice. Since being the first to demonstrate voice over frame relay in 1991, FastComm has held a market position by demonstrating prototypes and participating in voice activities on the Frame Relay Forum technical committee. VoiceFRAD product will be shipped during FY 1997 that will combine the Company's data expertise with voice functions, and thus set a new benchmark for voice/data integration in a market that has competed largely on voice quality or voice compression ratios.


LICENSES, PATENTS, AND TRADEMARKS

The communications industry traditionally relies more on trade secrets and rapid obsolescence than patents. None of the Company's current products is protected by patent except the autodialer card.

The Company had licensed its proprietary frame relay technology to another vendor, which license was subsequently canceled. Other license opportunities are sought by the Company as a way to recover the costs of investment (through one-time payments) and as continuing revenue (a royalty stream).

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

Software related to the ISDN interface was licensed for integration into FRADs.

MANUFACTURING

Prior to the current fiscal year, the Company manufactured the bulk of its products at its Sterling, Virginia headquarters. Manufacturing activities include both through-hole and surface mount parts placement, soldering, testing, final assembly, and quality assurance. The Company employs a Quality Assurance Manager who reports to the President on all quality matters.

In the current fiscal year, as sales volume grew, the Company outsourced the printed circuit board manufacturing operations while retaining the final assembly and test functions. The Company will continue this outsourcing activity and utilize its existing manufacturing facilities for short runs and
prototype development.   FastComm also sells under its label several products
manufactured by others.

The Company purchases raw printed circuit boards and other components from various sources. Component parts are normally purchased on an as-needed basis to control inventory levels and working capital needs. In the 1994 fiscal year, the Company negotiated reduced component prices from essentially all of its suppliers based on a best-efforts commitment to purchase all expected quantities from the same sources. These agreements remained in place or were improved as volumes increased into FY 1996.

All but a few specialized components are available from multiple sources. Single-source items are all from large vendors with stable histories of supplying material as needed. Management believes the loss of any supplier would not be materially detrimental to the Company's business.

During fiscal 1995, the Company transferred at cost, analog modem raw materials and subassemblies valued at $273,000 to an unaffiliated electronics manufacturer. Under the terms of this agreement, the manufacturer will build and resell the modems to FastComm on an as needed basis or may sell the modems to its own customers. No revenue was recognized in connection with this transfer of inventory.

Under the original terms of this agreement, the electronics manufacturer may at its option, require the Company to repurchase any modem raw materials on hand after calendar 1995. To date, the electronics manufacturer has not exercised this option. The Company continues to purchase analog modems from this manufacturer.

Management knows of no material effect on its business from compliance with environmental laws and regulations.


EMPLOYEES

At July 15, 1996, the Company had 56 full-time employees. None of the Company's employees is covered by a collective bargaining agreement, and the Company believes that its employee relations are satisfactory.


ITEM 2.     PROPERTIES

The Company's executive, manufacturing, engineering and marketing operations are located in a leased 17,000 square foot facility in Sterling, Virginia. Aggregate base rent and common charges for the facility approximated $171,000 for the fiscal year ended April 30, 1996. The facility lease expires in 1998 and contains various early termination or extension provisions as well as options to lease additional space. Management believes that this facility adequately serves the Company's present needs. Small sales offices are also leased in Colorado and Georgia.


ITEM 3.     LEGAL PROCEEDINGS

The United States Securities and Exchange Commission ("SEC") is currently conducting an inquiry pursuant to an order directing a private investigation relating to certain prior public disclosures and periodic reports of the Company. This inquiry, which commenced in September, 1994, is confidential and should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The Company is cooperating fully with the SEC Staff. The Company is confident that the inquiry will be resolved in the near future, although no assurance can be given that such will be the case.

On April 9, 1996, Gary H. Davison, a former officer and director of the Company commenced an action on the Circuit Court of Loudoun County, Virginia seeking indemnification for legal fees to be incurred in connection with his testimony as it relates to the investigation by the SEC. Prior to the commencement of this lawsuit, the Company's Board of Directors had authorized indemnification in the amount of $5,000, subject to its review and approval of Mr. Davison's Counsel's fees. Such indemnification was based on that considered reasonable and equitable by the Company's Board of Directors. In his lawsuit, Davison seeks reimbursement of legal fees in excess of this amount. The Company is vigorously defending this suit. To date, attempts at settlement have not been successful. Since this case is in the preliminary stages, it is too early to predict the outcome.

No other material legal proceeding to which the Company is party or to which the Company is subject is pending and no such proceeding is known by the Company to be contemplated.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Company during the year ended April 30, 1996.

                                    PART II.


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

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

                                                                                  High         Low
                                                                                  ----         ---
Fiscal Year Ended April 30, 1996:

              First Quarter   . . . . . . . . . . . . . . . . . . . . . . .     $ 5 7/8       $ 4 3/4
              Second Quarter  . . . . . . . . . . . . . . . . . . . . . . .       7             4 1/2
              Third Quarter   . . . . . . . . . . . . . . . . . . . . . . .       7 3/8         4 5/8
              Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . .      17 1/2         6 15/16




                                                                                  High         Low
                                                                                  ----         ---
Fiscal Year Ended April 30, 1995:

              First Quarter   . . . . . . . . . . . . . . . . . . . . . . .     $10           $3 3/4
              Second Quarter  . . . . . . . . . . . . . . . . . . . . . . .       5 3/8        2 3/4
              Third Quarter   . . . . . . . . . . . . . . . . . . . . . . .       7 5/8        2 5/8
              Fourth Quarter    . . . . . . . . . . . . . . . . . . . . .         7 1/2        5





As of July 15, 1996, there were 210 registered holders of record of the Common Stock and the closing sale price on such date for the Common Stock as reported by NASDAQ was $12.00 per share.

The Company has not paid dividends on its Common Stock. The Company anticipates that it will retain all earnings to finance the operation and growth of its business and does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THE COMPANY CAUTIONS THAT CERTAIN STATEMENTS IN THIS REPORT AND IN COMPANY'S OTHER PERIODIC REPORTS FILED PURSUANT TO THE UNITED STATES SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE , MAY BE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT, THE "SAFE HARBOR" FOR FORWARD LOOKING STATEMENTS ENACTED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT ON 1995. THE FORWARD LOOKING STATEMENTS THAT MAY BE CONTAINED IN THE COMPANY'S REPORTS UNDER THE EXCHANGE ACT AND IN OTHER ORAL OR WRITTEN STATEMENTS MADE BY THE COMPANY OR BY ITS AUTHORIZED REPRESENTATIVES INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. AS A CONSEQUENCE, ACTUAL RESULTS MIGHT DIFFER MATERIALLY FROM RESULTS FORECAST OR SUGGESTED IN THESE FORWARD LOOKING STATEMENTS. SOME OF THESE RISKS AND UNCERTAINTIES ARE IDENTIFIED IN THE DISCUSSION TO FOLLOW.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS AND GROWTH RATE

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

TECHNOLOGICAL CHANGES

The markets for the Company's products are characterized by continuous technological change, evolving industry standards and frequent product introductions. Such changes in the market may adversely affect the Company's ability to sell its products. The Company's ability to anticipate changes in technology, industry standards and to develop and introduce new and enhanced products on a timely basis that are successful in the market, will be significant factors in the Company's competitive position and its prospects for growth. Moreover, if technologies or standards supported by the Company's products or carrier service offerings based on the Company's products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be adversely affected. As a result, Management believes that significant expenditures for research and development will be required in the future.

COMPETITION

The market for the Company's product is characterized by intense competition. With the development of the worldwide communications market and the growing demand for related equipment, numerous manufacturers such as the Company have emerged to offer products for these markets in competition with traditional communications equipment suppliers. Competition could further increase if new companies enter the market or if existing competitors expand their product lines or upgrade existing products to accommodate new technologies and features. An increase in competition could require increased spending by the Company on research and development and sales and marketing and may otherwise adversely affect the Company's business. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing, and personnel resources than the Company.

MARKET PRICE VOLATILITY OF COMMON SHARES

The Company's common shares have been subject to substantial market price volatility. Further, the stock market has experienced extreme price and volume fluctuations from time to time which have affected the market price of many technology companies in particular and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic conditions, may adversely affect the market price of the Company's common shares.

OTHER FACTORS

The Company further cautions that the factors referred to above and those referred to as part of particular forward looking statements may not be exhaustive, and that new risk factors emerge from time to time in its rapidly changing business. The Company does not undertake to update any forward looking statements it may make or has made on its behalf to reflect changes it its expectations or assumptions or the risks and uncertainties referred to.


ITEM 6.     SELECTED FINANCIAL DATA

The following sets forth certain selected consolidated financial data for the five fiscal years in the period ended April 30, 1996. The consolidated statement of operations data for the fiscal years ended April 30, 1996, April 30, 1995 and April 30, 1994 and the consolidated balance sheet data at April 30, 1996 and April 30, 1995 are derived from and are qualified by reference to the audited consolidated financial statements of the Company audited by BDO Seidman, LLP, independent certified public accountants, included elsewhere, herein. The consolidated statement of operations data for the fiscal years ended April 30, 1993 and 1992 and the consolidated balance sheet data at April 30, 1994, 1993 and 1992 are derived from consolidated financial statements of the Company not included in this Report. The financial data should be read in conjunction with the consolidated financial statements and related notes and other financial information and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

                                                                FISCAL YEAR ENDED APRIL 30,
                                                  ------------------------------------------------------------
                                                                                            1993
                                                                                            ----
                                                  1996          1995          1994    (Restated)          1992
                                                  ----          ----          ----    ----------          ----
                                                    ($000's except per share data)
STATEMENT OF INCOME DATA:
   Total Revenues                              $10,009        $4,166        $5,136        $6,398        $4,908
                                               -------        ------        ------        ------        ------
   Operating Costs and Expenses
      Cost of Goods Sold                         5,047         2,907         2,128         3,163         2,842
      Other Operating Expenses                   5,722         5,357         5,063         2,810         4,148
                                                 -----         -----         -----        ------        ------

   Total Operating Costs and Expenses           10,769         8,264         7,191         5,973         6,990
                                                ------         -----        ------        ------         -----
   Operating Income (loss)                       (760)       (4,098)       (2,055)           425       (2,082)

   Other income (expense), net                     129            14            46           152             7
   Income tax (expense) benefit                    -0-           -0-            10           (14)          177
                                                   ---           ---            --         -----           ---
                                                 (631)       (4,084)      ($1,999)        $  563      ($1,898)
                                                 =====       =======      ========        ======      ========

   Net income (loss) per share                 $(0.07)      $(0.49)        $(0.27)        $ 0.08      ($ 0.42)
                                               =======   ===========    ==========        ======      ========

   Weighted average number of shares             9,522         8,409         7,521         6,876         4,518
     outstanding during each period

   Dividends                                       -0-           -0-           -0-           -0-           -0-


BALANCE SHEET DATA:

   Total assets                                 $9,034        $7,577        $7,248        $7,001        $2,724
   Total long term obligations                    $-0-        $  132        $  152          $333          $-0-
   Shareholders' equity                         $6,880        $6,149        $5,600        $5,300        $1,072

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this annual report. In addition, the Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the factors set forth in Item 5, "Market for Registrants Common Stock and Related Stockholder Matters - Cautionary Statement Regarding Forward Looking Information", as well as other factors, in the past have affected and in the future could affect the Company's actual results, and could cause the Company's results for future quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company.


RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage of revenues represented by certain items in the Company's consolidated statements of income.


                                                                          Fiscal Year Ended April 30,
                                                                          ---------------------------

                                                                     1996           1995             1994
                                                                     ----           ----             ----
                       Revenues                                      100%           100%             100%
                                                                     ----           ----             ----
                       Operating costs and expenses:

                            Cost of goods sold                       50%             70%             41%
                            Selling, general and                     40%            101%             77%
                            Research and development                 14%             22%             19%
                            Depreciation and amortization             3%             5%               3%
                                                                      --             ---              --

                                                                     107%           198%             140%
                                                                     ----           ----             ----
                       Operating (loss) income                       (7%)           (98%)           (40%)

                       Other income (expense), net                    1%              -               1%

                       Income tax (expense) benefit                   -               -               -
                       Net (loss) income                             (6%)           (98%)           (39%)
                                                                     ====           =====           =====



FISCAL 1996 COMPARED TO FISCAL 1995

Total revenues increased from $4,166,000 to $10,009,000 or by 140% during fiscal 1996 as compared to fiscal 1995. The $5,843,000 increase was primarily attributable to greater revenue on the sale of frame relay product. Frame relay product sales increased from $2,923,000 to $8,522,000 or by 191% during fiscal 1996 as compared to fiscal 1995. Frame Relay access product sales, as a percentage of total product sales, increased from approximately 70% in fiscal 1995 to approximately 85% in fiscal 1996. During the fiscal year ended April 30, 1996, two customers accounted for 31.2% and 21.2% of total sales. Analog modem and data compression product sales, as a percentage of total product sales, decreased from approximately 20% in fiscal 1995 to approximately 5% in fiscal 1996. The Company believes its future growth will be achieved through the sale of frame relay and other digital products and accordingly the decline in the sale of analog modems is part of its sales plan.

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

Gross margins, as a percentage of total revenues, increased from 30% to 50% during fiscal 1996 as compared to fiscal 1995. The 50% gross margin achieved in the current fiscal year is consistent with the Company's expectations based on the level of business and the industry in which it operates. The twenty percentage point improvement in gross margin is primarily attributable to a fiscal 1995 increase in the Company's reserve for inventory obsolescence (reducing margins by eight percentage points net); a shift in product mix to frame relay products, which have margins of 45-50% and decreased per unit fixed overhead absorption related to the significantly higher sales achieved in the current fiscal year.

Selling, general and administrative expenses decreased from $4,225,000 in fiscal 1995 to $4,037,000 in fiscal 1996. This 5% decrease in expense is attributable to the reduction in senior management staff ($283,000), an increase in professional fees associated with the current SEC investigation (approximately $182,000 - - See Item 3. Legal Proceedings), decreased travel cost (51,000), increased office and occupancy costs associated with expanded facility and communications requirements ($132,000) and a $164,000 decrease in bad debt expense associated with a $104,000 reduction the Company's allowance for doubtful accounts.

The Company recorded a $104,000 reduction to its allowance for doubtful accounts during the fiscal 1996 fourth quarter to adjust the April 30, 1996 ending allowance to $100,000. This adjustment reflects improved collections and reduced product returns related to fiscal 1996 trade accounts receivable. Management believes that its allowance for doubtful accounts is adequate.

Research and development expenditures consist primarily of hardware and software engineering, personnel expenses, subcontracting costs and, to a lesser degree, equipment and facilities. Research and development expenses increased from $916,000 in fiscal 1995 to $1,411,000 in the current fiscal year. This 54% increase is primarily attributable increased research and development manpower ($295,000), new product prototype development ($133,000) and increased office and occupancy costs and communication requirements ($84,000). The markets for the Company's products are characterized by continuous technological change. Management believes that significant expenditures for research and development will continue to be required.

Depreciation and amortization expenses increased from $217,000 in fiscal 1995 to $274,000 in fiscal 1996. This 25% increase is primarily attributable to the amortization of a patent.

Under Statement of Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties regarding their realization. During its fiscal year 1997, the Company anticipates it will be required to make alternative minimum tax payments on earnings.

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

Revenue in the fourth quarter of fiscal 1995 fell to $738,000, a decrease of $562,000 when compared to the third quarter of fiscal 1995. This decline in the fourth quarter is attributable to lost sales opportunities and reduced order inflow. which management anticipates will reverse. Fourth quarter revenue was also negatively impacted by lower sales of data compression and analog modem products.

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

Selling, general and administrative expenses increased from $3,937,000 in fiscal 1994 to $4,225,000 in fiscal 1995. This 8% increase in expense is attributable to the full year effect of the prior fiscal years investment in senior management ($203,000), an increase in professional fees associated with the SEC investigation (approximately $100,000 - - See Item 3. Legal Proceedings), the reaudit of the Company's fiscal 1993 financial statements (approximately $25,000 - - see Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure), the Dynatech litigation (approximately $50,000), which was settled in July 1995, offset by a decrease in advertising costs ($61,000).

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

Depreciation and amortization expenses increased from $166,000 in fiscal 1994 to $217,000 in fiscal 1995. This 11% increase is primarily attributable to the amortization of goodwill associated with the purchase of ZyBel Microsystems, Inc. in fiscal 1994.


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


FOURTH QUARTER - FISCAL YEAR 1994 INTERIM ADJUSTMENTS AND RESTATEMENT OF PRIOR INTERIM FINANCIAL RESULTS

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

These matters are summarized in the table below:

                                                                                Quarter Ended Feb. 5, 1994
                                                                                --------------------------
                                                                              ($000s except per share data)
                      Net income (loss) as originally reported                            ($ 30)
                      Fourth quarter adjustments:
                        (i)  reversal of sale                                             ( 296)
                        (ii) increase in allowance for doubtful accounts                  ( 220)
                                                                                          ------

                      Net income (loss)                                                   ($546)
                                                                                          ======
                      Per share of common stock:                                          ______
                      Net income (loss) as originally reported:                           $ 0.00
                      Fourth quarter adjustments:
                        (i)  reversal of sale                                             (0.04)
                        (ii) increase in allowance for doubtful accounts                  (0.03)
                      Net income (loss)                                                  ($0.07)
                                                                                         =======


LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1996, the Company used approximately $447,000 in cash to fund its operating activities. This amount includes $342,000 required to fund the net loss, after adjusting for non-cash expenses (consisting principally of depreciation, amortization and provision for doubtful accounts and inventory obsolescence). This was offset principally by $935,000 used by increases in accounts receivable, $132,000 generated by decreased inventory and $952,000 generated by increased accounts payable and other current liabilities. This increase is primarily attributable to increased inventory purchases associated with increased sales.

Accounts receivable increased during fiscal 1996 due to significantly higher revenue associated with two major contracts which accounted for approximately 52% of total revenue and 66% of accounts receivable at April 30, 1996. Subsequent to year end, but prior to the issuance of this report, accounts receivable from these customers was collected. On an overall basis, cash collections from the Company's distributors and resellers improved and the days sales in accounts receivable declined. Further, product returns from customers declined during fiscal year 1996 and management anticipates that this trend will continue. Accordingly, management decreased the allowance for doubtful accounts during fiscal 1996 to $100,000 from $204,000. Management believes that the allowance for doubtful accounts at April 30, 1996 is adequate.

During fiscal year 1996, two customers accounted for 31% and 21% of total sales. Such sales were made to an end user and to a large system integrator with a designated end user customer. The order received from the end user was for approximately 8,500 FRADs against which approximately 5,000 units have been shipped. The remaining 3,500 units will be shipped through December, 1997.
The order received from the system integrator was for approximately 3,400 units. The final 880 units will be shipped in the first quarter of fiscal 1997.

The Company was unable to reduce its inventory levels as much as anticipated during fiscal 1996. In response, the Company has increased, on a quarterly basis during the current fiscal year, its reserve for inventory obsolescence by $105,000 to $600,000 at April 30, 1996. Although management believes it will be able to ship and/or liquidate substantially all its current inventory levels profitably, the inventory levels remain higher than anticipated and, accordingly, management concluded that increasing its reserve for obsolescence is prudent and necessary at this time. Management believes the reserve for net realizable value is adequate.

During fiscal 1996, the Company made deposits in the amount of $150,000 against future purchases of product.

In fiscal year 1995, the Company completed a private placement of unregistered shares of common stock. A total of 405,460 shares were sold generating $1,294,000 in cash. In addition, the Company also completed a Regulation S placement of 700,000 shares of common stock. Net proceeds to the Company under this Regulation S placement totaled $2,983,775.

During fiscal year 1995, the Company concluded the acquisition of ZyBel Microsystems, Inc. and retired the related $220,000 debt through the issuance of 25,000 shares of common stock in the Company.

The Company executed a promissory note in the amount of $80,000 payable to NationsBank in fiscal year 1995. This note is secured by a US Treasury Bill. This note was repaid in fiscal 1996 and the Treasury Bill was redeemed.

The Company believes that current levels of cash and cash equivalents ($3,808,000 at April 30, 1996) plus expected cash generated from the ongoing collection of its current and future accounts receivable and inventory levels in the normal course of events will be sufficient to meet the Company's current cash requirements during fiscal 1997 and into the foreseeable future. At April 30, 1996, the Company had over $6.0 million of working capital and a current ratio of over 3.8 to 1. None of the Company's accounts receivable or inventories are collateralized currently.

Management believes that inflation did not have a material effect on operations during the fiscal year ended April 30, 1996.

In fiscal 1997, the Company's cash commitments include minimum payments of $293,000 under its operating lease arrangements and $131,000 to retire debt. The Company anticipates capital spending for software, computer and test equipment in fiscal 1997. Where possible, such capital requirements are expected to be met through lease financing arrangements.



FISCAL 1996 COMPARED TO FISCAL 1995

Cash used in operating activities decreased from $1,929,000 in fiscal 1995 to $447,000 in fiscal 1996. The $1,482,000 decrease in cash used in operating activities is primarily attributable to the $2,770,000 decrease in the net loss, net of non cash expenditures, a $933,000 improvement with respect to changes in current liability balances offset by a $1,567,000 decline in changes in cash used to fund accounts receivable balances and a $483,000 increase in changes in cash used to purchase inventory.

Cash provided by investing activities amounted to $29,000 in fiscal 1996 as compared to cash used of $109,000 in fiscal 1995. The $138,000 decline is primarily attributable to the $375,000 proceeds received from the sale of restricted investments offset by a $192,000 increase in asset purchases and the purchase of a $45,000 long term investment.

Cash provided by financing activities decreased from $4,168,000 in fiscal 1995 to $1,120,000 in fiscal 1996. The $3,048,000 decrease is primarily attributable to the $4,201,000 in funds received in fiscal 1995 from a private placement and Regulation S stock offering as compared to $-0- in fiscal 1996, partially offset by greater net proceeds received from the exercise of stock options of $1,362,000 in fiscal 1996 as compared to $211,000 in fiscal 1995.


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

Cash used by investing activities amounted to $109,000 in fiscal 1995 as compared to cash provided by investing activities of $230,000 in fiscal 1994. The $339,000 decline is primarily attributable to the $211,000 proceeds received in fiscal 1994 from the partial release of investment funds held as
collateral against borrowings by the Company.   The Company also received
$93,000 in cash in connection with the acquisition of ZyBel Microsystems, Inc. in fiscal 1994.

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



IMPACT OF NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets (SFAS 121)O. SFAS 121 requires that long lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. SFAS 121 is effective for the Company May 1, 1996. However, the Company evaluated its long-lived and intangible assets for possible impairment in the fourth quarter of fiscal 1996 using the criteria set forth in SFAS 121. The Company concluded that there was no impairment. Consequently, the Company believes that the adoption of SFAS 121 will not have a material impact on its fiscal 1997 financial or operating results.

Effective May 1, 1996, the Company will adopt Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"). The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company does not intend to adopt the fair value method, therefore, there will be no impact on the financial statements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and financial statement schedules are filed as part of this Report:

                                                                                                           Page
                                                                                                           ----
Report of Independent Certified Public Accountants                                                          F-1
Balance Sheets at April 30, 1996 and 1995                                                                   F-2
Statements of Operations for the Years Ended April 30, 1996, 1995 and 1994                                  F-4
Statements of Stockholders' Equity for the Years Ended April 30, 1996, 1995 and 1994                        F-5
Statements of Cash Flows for the Years Ended April 30, 1996, 1995 and 1994                                  F-6
Summary of Accounting Policies                                                                              F-8
Notes to Financial Statements                                                                              F-12
Financial Statement Schedule:  Valuation and Qualifying Accounts (Schedule II)                             F-24

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
FASTCOMM COMMUNICATIONS CORPORATION


We have audited the accompanying balance sheets of FASTCOMM COMMUNICATIONS CORPORATION (the Company) as of April 30, 1996 and 1995 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1996. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FASTCOMM COMMUNICATIONS CORPORATION at April 30, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1996 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                    BDO Seidman, LLP

Washington, D.C.
June 21, 1996

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                                  BALANCE SHEETS





April 30, 1996                                                                1996                1995
- --------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash and cash equivalents                                         $  3,807,855         $ 3,105,346
    Restricted investments (Note 5)                                              -             374,687
    Accounts receivables, net (Note 3 and 10)                            2,345,824           1,281,487
    Receivables from related party (Note 12)                                25,325              50,986
    Inventories, net (Note 2)                                            1,732,151           1,969,150
    Prepaid expenses and other current assets                              244,125              74,685
- --------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                     8,155,280           6,856,341
- --------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, at cost, less accumulated
    depreciation and amortization (Note 4)                                 435,952             281,325
- --------------------------------------------------------------------------------------------------------

OTHER
    Software license rights and other
       intangibles, net (Notes 7)                                          255,856             357,779
    Other assets                                                           186,774              81,844
- --------------------------------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                                         442,630             439,623
- --------------------------------------------------------------------------------------------------------



                                                                      $  9,033,862         $ 7,577,289
========================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                                  BALANCE SHEETS




April 30,                                                         1996                1995
- --------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt
       (Note 5)                                            $   130,585         $   226,171
     Accounts payable                                        1,637,635             762,742
     Accrued payroll                                           159,091             206,683
     Other current liabilities                                 226,205             101,059
- --------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                    2,153,516           1,296,655
- --------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------

LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 5)                     -             131,754
- --------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                            2,153,516           1,428,409
- --------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Notes 7 and 8)
     Common stock, $.01 par - shares authorized,
       25,000,000; issued and outstanding
      9,786,619 and 9,444,529                                   97,866              94,445
     Additional paid-in capital                             14,608,463          13,249,770
     Accumulated deficit                                    (7,825,983)         (7,195,335)
- --------------------------------------------------------------------------------------------

                                                             6,880,346           6,148,880
- --------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                   6,880,346           6,148,880
- --------------------------------------------------------------------------------------------


                                                           $ 9,033,862         $ 7,577,289
============================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                        STATEMENTS OF OPERATIONS




Year ended April 30,                                                  1996               1995               1994
- -----------------------------------------------------------------------------------------------------------------

REVENUES (NOTES 1, 10 AND 12)
    Product sales                                             $  9,720,969         $3,689,817        $ 3,526,480
    Product sales to related parties                               195,427            414,580            835,044
    License fees and other                                          92,901             61,665            774,831
- -----------------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                  10,009,297          4,166,062          5,136,355
- -----------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Cost of goods sold                                           5,047,015          2,906,577          2,127,974
    Selling, general and administrative                          4,037,737          4,224,641          3,936,748
    Research and development                                     1,411,503            916,003            960,042
    Depreciation and amortization                                  273,507            217,326            166,098
- -----------------------------------------------------------------------------------------------------------------

TOTAL OPERATING COSTS AND EXPENSES                              10,769,762          8,264,547          7,190,862
- -----------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                    (760,465)        (4,098,485)        (2,054,507)
- -----------------------------------------------------------------------------------------------------------------

OTHER INCOME (expense)
    Other income                                                    23,218              9,750             19,150
    Interest income                                                127,574             33,142             52,431
    Interest expense                                               (20,975)           (28,546)           (25,994)
- -----------------------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME                                                 129,817             14,346             45,587
- -----------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                          (630,648)        (4,084,139)        (2,008,920)

PROVISION (BENEFIT) FOR INCOME TAXES (Note 9)                            -                  -            (10,000)
- -----------------------------------------------------------------------------------------------------------------

NET LOSS                                                      $   (630,648)       $(4,084,139)       $(1,998,920)
=================================================================================================================

Net loss per common share                                     $      (0.07)       $     (0.49)       $     (0.27)
- -----------------------------------------------------------------------------------------------------------------

Weighted-average number of common shares
    outstanding during each year                                 9,522,000          8,409,000          7,521,000
=================================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                              STATEMENTS OF STOCKHOLDERS' EQUITY



Years ended April 30, 1996, 1995 and 1994

                                                                         Common Stock
                                                                      -------------------    Additional
                                                                                    Par         Paid-in        Treasury
                                                                      Shares    V alues         Capital           Stock
========================================================================================================================
BALANCE, April 30, 1993                                            7,038,985   $ 70,390   $   6,854,748    $         -
     Shares issued for stock warrants, net                           261,488      2,615       1,029,489              -
     Shares issued for stock options                                 716,715      7,167         696,706              -
     Deferred compensation on stock options                                -          -          75,000              -
     Amortization of deferred compensation                                 -          -               -              -
     Settlement of litigation                                              -          -         (12,182)             -
     Treasury stock retired (Notes 7)                                 (6,500)       (65)              -              -
     Treasury stock purchased (Note 7)                                     -          -               -        (12,238)
     Net loss                                                              -          -               -              -
- ------------------------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1994                                            8,010,688     80,107       8,643,761        (12,238)
     Shares issued through private placement
        and Regulation S sales (net of costs)                      1,105,458     11,054       4,190,408              -
     Shares issued for stock options                                 316,400      3,164         207,959              -
     Shares issued for acquisition of
        ZyBel Microsystems, Inc.                                      25,000        250         219,750              -
     Treasury stock retired (Note 16)                                (13,017)      (130)        (12,108)        12,238
     Net loss                                                              -          -               -              -
- ------------------------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1995                                            9,444,529     94,445      13,249,770              -

Shares issued for stock options                                      342,090      3,421       1,358,693              -

Net loss                                                                   -          -               -              -
- ------------------------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1996                                            9,786,619   $ 97,866   $  14,608,463    $         -
========================================================================================================================





                                                                                    Retained
                                                                   Deferred         Earnings
                                                               Compensation        (Deficit)        Total
===========================================================================================================
BALANCE, April 30, 1993                                        $ (403,000)   $  (1,112,276)    $ 5,409,862
     Shares issued for stock warrants, net                              -                -       1,032,104
     Shares issued for stock options                                    -                -         703,873
     Deferred compensation on stock options                       (75,000)               -               -
     Amortization of deferred compensation                        478,000                -         478,000
     Settlement of litigation                                           -                -         (12,182)
     Treasury stock retired (Notes 7)                                   -                -             (65)
     Treasury stock purchased (Note 7)                                  -                -         (12,238)
     Net loss                                                           -       (1,998,920)     (1,998,920)
- -----------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1994                                                 -       (3,111,196)      5,600,434
     Shares issued through private placement
        and Regulation S sales (net of costs)                           -                -       4,201,462
     Shares issued for stock options                                    -                -         211,123
     Shares issued for acquisition of
        ZyBel Microsystems, Inc.                                        -                -         220,000
     Treasury stock retired (Note 16)                                   -                -               -
     Net loss                                                           -       (4,084,139)     (4,084,139)
- -----------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1995                                                 -       (7,195,335)      6,148,880

Shares issued for stock options                                         -                -       1,362,114

Net loss                                                                -         (630,648)       (630,648)
- -----------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1996                                        $        -    $  (7,825,983)    $ 6,880,346
===========================================================================================================


See accompanying summary of accounting policies and notes to financial statements.

                                           FASTCOMM COMMUNICATIONS CORPORATION

                                                      STATEMENTS OF CASH FLOWS


Year ended April 30,                                              1996                1995               1994
===============================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                             $    (630,648)     $   (4,084,139)     $  (1,998,920)
    ADJUSTMENTS TO RECONCILE NET LOSS
       TO CASH USED IN OPERATING ACTIVITIES
            Depreciation and amortization                      273,507             217,326            166,098
            Compensation expenses associated with
               stock options granted                                 -                   -            478,000
            Provision for inventory obsolescence
               reserve                                         105,000             401,889             60,000
            Provision for doubtful accounts                   (104,000)            354,000            287,876
            Amortization of imputed discount                    14,702                   -                  -
            Other                                                    -                   -            (12,247)
    CHANGES IN ASSETS AND LIABILITIES,
       NET OF EFFECTS OF ACQUISITIONS
    (INCREASE) DECREASE IN ASSETS
       Accounts receivable                                    (960,337)            347,411              1,422
       Receivables from related party                           25,661             285,543           (336,529)
       Inventory                                               131,999             615,340         (1,335,525)
       Refundable income taxes                                       -              10,000            (10,000)
       Prepaid expense and other current assets               (169,440)            (21,051)            (4,227)
       Other assets                                            (85,736)            (75,631)            (1,946)
    INCREASE (DECREASE) IN LIABILITIES
       Accounts payable                                        874,893            (136,010)          (150,229)
       Accrued payroll                                         (47,592)             88,980             14,374
       Income taxes payable                                          -                   -            (14,000)
       Other current liabilities                               125,146              66,906             14,352
- ---------------------------------------------------------------------------------------------------------------
    NET CASH USED IN OPERATING ACTIVITIES                     (446,845)         (1,929,436)        (2,841,501)
- ---------------------------------------------------------------------------------------------------------------

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                        STATEMENTS OF CASH FLOWS


Year ended April 30,                                               1996                1995               1994
===============================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                         (300,077)           (108,170)           (74,207)
    Sale (purchase) of restricted investments                   374,687                (412)           211,370
    Purchase of long-term investments                           (45,328)                  -                  -
    Net proceeds assumed in acquisition (Note 16)                     -                   -             93,196
- ---------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              29,282            (108,582)           230,359
- ---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from note payable to bank                                -              80,000                  -
    Repayments of notes payable                                (242,042)           (324,970)          (182,759)
    Net proceeds from issuance of common stock
       through private placement                                      -           4,201,462                  -
    Net proceeds from exercise of stock options               1,362,114             211,123            703,873
    Proceeds from exercise of stock warrants                          -                   -          1,032,104
- ---------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,120,072           4,167,615          1,553,218
- ---------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                 702,509           2,129,597         (1,057,924)

CASH AND CASH EQUIVALENTS, beginning of year                  3,105,346             975,749          2,033,673
- ---------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                    $   3,807,855      $    3,105,346      $     975,749
===============================================================================================================


See accompanying summary of accounting policies and notes to financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

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

                             The Company's fiscal year ends on April 30.  For interim financial reporting purposes the interim fiscal quarters are closed on the first weekend following the calendar quarter end date, unless the calendar quarter end date falls on a weekend, in which case such weekend is used as the interim fiscal quarter end.

                             Certain reclassifications have been made to conform prior years' data to the current presentation.


SIGNIFICANT RISKS            The preparation of financial statements in conformity with generally accepted
AND UNCERTAINTIES            accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Certain estimates used by management are particularly susceptible to significant changes in the economic environment.
                             These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets.  Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them.  A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements.  Management believes that as of April
                             30, 1996, the estimates used in the financial statements are adequate based on the information currently available.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES


REVENUE                      Revenues from product sales are recognized at the time of product shipment.  An
RECOGNITION                  allowance is provided for estimated sales returns and uncollectible accounts.

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


PROPERTY,                    Property and equipment is recorded at cost and depreciated on a straight-line
EQUIPMENT AND                basis over the estimated useful life of the related assets (generally five
DEPRECIATION                 years).  Leasehold improvements are amortized over the lesser of the lease term or the useful life of the property.


RESEARCH AND                 All costs incurred to establish the technological feasibility of products are
DEVELOPMENT COSTS            considered research and development costs which are charged to expense as incurred.


RESEARCH AND                 The Company enters into contracts to perform research and development for third
DEVELOPMENT                  parties.  The Company accounts for these contracts in accordance with
CONTRACTS                    Statement of Financial Accounting Standards No. 68, "Accounting for Re
                             search and Development Arrangements" (FASB 68).  Under FASB 68, research and development contracts with fixed obligations to repay the


                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES

                             contracting party irregardless of the outcome are treated as loans.  Contracts without fixed obligations to repay are treated as obligations to perform contractual services and revenue is recognized as expenses are incurred and in accordance with the contracts provisions.  As of April 30, 1996, no research and development contracts have fixed obligations to repay, accordingly, revenue is recognized as expenses are incurred.


MANUFACTURING                The Company capitalizes the cost of acquiring software license rights and
AND SOFTWARE                 amortizes them over the shorter of the expected product life or the license
LICENSE RIGHTS               period, not to exceed 5 years.


INTANGIBLE ASSETS            The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized over 3 years.  The Company periodically evaluates the goodwill for possible impairment.
                             The analysis consists of a comparison of future projected cash flows to the carrying value of the goodwill.  Any excess goodwill would be written off due to impairment.


EARNINGS PER SHARE           Primary earnings (loss) per share of common stock have been calculated by dividing earnings (loss) by the weighted average number of common shares
                             (including shares held in escrow).  Fully diluted earnings (loss) per common share has not been presented for 1996, 1995 or 1994 because the effect is anti-dilutive.


INCOME TAXES                 The Company files Federal and State income tax returns.   Certain income and
                             expense items are recognized in different periods for income tax purposes than for financial reporting purposes.


CASH AND                     The Company considers all highly liquid investments with an original maturity of
CASH EQUIVALENTS             three months or less to be cash equivalents.  The Company


                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES


                             invests its excess cash principally in overnight repurchase accounts and short-term government securities.  The Company maintains amounts in excess of the federal deposit insurance limitation of $100,000 in its bank accounts.


CONCENTRATION OF             The Company sells primarily to domestic and foreign dealers and distributors.
CREDIT AND MARKET            Generally sales are on credit and no collateral is required, although the Company
RISK                         reserves the right to have the products returned in the event of default.  The
                             Company provides an allowance for estimated sales returns and uncollectible accounts.  As discussed in Note 10:  Significant Customers and Foreign Exports,
                             approximately 52% of fiscal 1996 revenues were made to two customers.  This concentration exposes the Company to a relatively greater risk of loss than would be the case with greater diversification.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS



1.   REVENUES                The Company is engaged in the development, manufacture and sale of products in the computer and telecommunication industries.
                             Revenues are derived from the sale of products, manufacturing and software licenses and research and development contracts and are as follows:

                             For the Year ended April 30,   1996                1995             1994
                             =================================================================================

                             Product sales                  $      9,916,396    $  4,104,397     $  4,361,524

                             License fees                                  -               -          615,000

                             Research and development
                               contracts and other                    92,901          61,665          159,831
                             ---------------------------------------------------------------------------------

                                                            $     10,009,297    $  4,166,062     $  5,136,355
                             =================================================================================


2.   INVENTORIES             Inventories consist of the following components:

                             April 30,                                               1996                1995
                             =================================================================================

                             Production materials                         $     1,618,417        $  1,646,875
                             Work-in-process                                      176,818             148,875
                             Finished goods                                       536,916             668,400
                             ---------------------------------------------------------------------------------

                                                                                2,332,151           2,464,150

                             Provision for inventory
                               obsolescence                                      (600,000)           (495,000)
                             ---------------------------------------------------------------------------------



                                                                          $     1,732,151        $  1,969,150
                             =================================================================================

3.   RECEIVABLES             Receivables consist of the following:

                             April 30,                                               1996                1995
                             =================================================================================

                             Trade                                        $     2,382,892        $  1,352,633
                             Employee and other                                    62,932             132,854
                             ---------------------------------------------------------------------------------
                                                                                2,445,824           1,485,487
                             Allowance for doubtful
                               accounts                                          (100,000)           (204,000)
                             ---------------------------------------------------------------------------------

                                                                          $     2,345,824        $  1,281,487
                             =================================================================================


4.   PROPERTY AND            Property and equipment consists
     EQUIPMENT               of the following:

                             April 30,                                                 1996              1995
                             =================================================================================

                             Computer equipment                              $      536,612        $  355,352
                             Furniture and fixtures                                 468,416           384,354
                             Leasehold improvements                                  56,783            22,028
                             Automobiles                                             22,917            22,917
                             ---------------------------------------------------------------------------------

                                                                                  1,084,728           784,651
                             Less accumulated depreciation
                               and amortization                                    (648,776)         (503,326)
                             ---------------------------------------------------------------------------------

                                                                             $      435,952        $  281,325
                             =================================================================================

                             Depreciation expense for the three years ended April 30, 1996, 1995 and 1994 was $145,550,
                             $130,874 and $112,757, respectively.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS



5.   LONG-TERM               Long-term debt consists of the following:
     DEBT

                             April 30,                                                1996               1995
                             =================================================================================

                             Noninterest bearing note issued
                               in connection with acquisition
                               of patent rights, due January 1, 1997
                               less unamortized discount of
                               $3,415 and $18,117, based on
                               imputed interest rate of 7.25%                $     130,585        $   160,883

                             Loan payable to bank in monthly
                               installments of principal plus
                               interest at prime plus 1/2%
                               due  March, 1996; collateralized
                               by a U.S. Treasury Bill                                   -            194,750

                             Other                                                       -              2,292
                             ---------------------------------------------------------------------------------

                             Total                                                 130,585            357,925

                             Less current maturities                              (130,585)          (226,171)
                             ---------------------------------------------------------------------------------

                                                                             $           -        $   131,754
                             =================================================================================

                             In October 1992, the Company borrowed $587,000 from a bank. In July 1994, the Company borrowed an additional $80,000 from the bank. Both loans were collateralized by a U.S. Treasury Bill. At April 30, 1995, the balance of the Treasury Bill collateral was $374,687 and the loan balance was $194,750. The balance of the loans was paid off during fiscal 1996.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS



6.   COMMITMENTS             OPERATING LEASES
     AND
     CONTINGENCIES           The Company leases office space and certain office equipment under operating lease arrangements that expires at various dates through 1998.  The main office lease provides for scheduled rent increases in the future which are being amortized over the lease period.  Rent expense for the years ended April 30,
                             1996, 1995, and 1994, was approximately $308,000, $245,000 and $214,688, respectively.  Aggregate future minimum lease payments under the operating leases are $293,110 in fiscal 1997; and $228,454 in fiscal 1998.

                             REPURCHASE COMMITMENT

                             During fiscal 1995, the Company transferred at cost, analog modem raw materials and subassemblies valued at $273,000 to an electronics manufacturer.  Under the terms of the agreement, the manufacturer will build and resell the modems to
                             FastComm on an as needed basis or may sell the modems to its own customers.  No revenue was recognized in connection with this transfer of inventory.

                             Under the original terms of this agreement, the electronics manufacturer may, at its option, require the Company to repurchase any modem raw materials on hand after calendar 1995.  To date, the electronics manufacturer has not exercised this option.  The Company continues to purchase analog modems from this manufacturer.

                             RESEARCH AND DEVELOPMENT CONTRACTS

                             During fiscal 1994, the Company entered into a contract to perform research and development activities for a third party.  In 1995 and 1994, revenues recognized and costs incurred in connection with the contract were $31,774 and $63,548, and
                             $108,091 and $216,182, respectively.  During 1996, no revenues or expenses were recorded related to this contract.  Under the agreement, the Company is required to pay royalties to the third party for sales of products developed from funded research and development activities.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

                             If no products are sold, the Company is
                             not obligated to repay the funds.  As of April 30, 1996, no royalties have been paid as the products were still under development.

                             COMPENSATION

                             The Company maintains an employment agreement with its President and Principal
                             Executive Officer.  This agreement provides for a base salary, bonus and incentive compensation as may be deemed appropriate by the Board of Directors.
                             The agreement expires on January 31, 1997, and is renewable thereafter on a year to year basis.


7.   STOCKHOLDERS'           STOCK ISSUANCES
     EQUITY
                             In March 1992, the Company issued 285,000 shares of its common stock to the shareholders of Watch Hill Research Inc. ("Watch Hill") as part of a purchase agreement.  The Company also issued 95,000 shares to be placed in escrow pending final resolution of litigation associated with the acquisition of certain assets of Watch Hill.  The Company settled the litigation during fiscal 1993.  46,583 shares and 6,500 shares in escrow were returned to the Company as treasury stock
                             in 1993 and 1994, respectively.   The treasury stock was subsequently retired.

                             In November 1992, the Company sold 1,381,000 shares of common stock in a private placement and received gross proceeds of $2,209,600.  Additionally, as discussed below, warrants were exercised resulting in the issuance of 655,312 shares of common stock.

                             On March 15, 1994 the Company purchased assets and assumed certain liabilities of
                             ZyBel Microsystems, Inc. (ZyBel).  The total purchase price of $220,000 was paid through the issuance of common stock based on the stock value at the date of the agreement.  The stock was not issued until fiscal 1995; therefore, the 1994 financial statement reflected a payable for this amount.  ZyBel owned 1,100 shares of the Company's stock which were


                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                             included in the purchased assets.  These shares were included in treasury stock at April 30, 1994 at their allocated cost and were canceled during fiscal 1995.  Goodwill in the amount of approximately $102,000 was recorded as a result of the purchase.

                             In March 1995, the Company completed the sale of 405,460 unregistered shares of common stock in a private placement and received net cash proceeds of $1,294,000.
                             Also, in March 1995, the Company completed a Regulation S placement of 700,000 shares of common stock and received net cash proceeds of $2,907,500.

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


                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


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

                             The following table relates to options outstanding, granted, exercised, and canceled during 1996, 1995 and 1994, under the Plan:

                                                                                    Option
                                                             Number                  Price
                             Options                      of Shares             Per Shares
                             ==============================================================

                             OUTSTANDING AT
                               April 30, 1994             1,196,185      $    .01 to 11.88
                               April 30, 1995             1,123,968      $    1.09 to 5.88
                               April 30, 1996               897,209      $    2.06 to 7.88

                             GRANTED
                               During 1994                  519,500      $  10.50 to 11.88
                               During 1995                  956,367      $    3.25 to 5.88
                               During 1996                  381,500      $    4.00 to 7.88

                             EXERCISED
                               During 1994                  716,715      $     .01 to 6.38
                               During 1995                  316,400      $     .01 to 5.13
                               During 1996                  342,090      $    1.09 to 7.63

                             CANCELED
                               During 1994                    5,600      $   5.13 to 11.38
                               During 1995                  712,184      $   3.25 to 11.88
                               During 1996                  266,169      $    3.25 to 6.80

                             At April 30, 1996, 274,759 stock options are exercisable under the plans.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


9.   INCOME TAXES            The Company has net operating loss carryforwards for regular tax purposes of approximately $15,284,000 which begin to expire in 2007.  The amount of the net operating loss carryforward related to the compensation element of stock options is approximately $9,560,000, which when utilized will be a credit to paid in capital.  In addition, the Company has research and development credit carryforwards of approximately $408,000, which begin to expire in 2005.  The
                             Company recorded a tax refund receivable at April 30, 1994 of $10,000 as a result of the refund of prior estimated payments.

                             The difference between the Federal Tax rate and the effective tax rate realized as a percent of pretax earnings for the years ended April 30, 1996 1995, and
                             1994, is as follows:

                                                     1996                  1995                    1994
                                               AMOUNT     RATE       Amount     Rate        Amount       Rate
                             ===================================================================================
                             Tax provision
                               (benefit) at
                               statutory
                               rates         $(214,000)  (34.0%)  $(1,388,000)  (34.0%)  $ (683,033)    (34.0)%
                             Tax benefit
                               not recorded    593,000     94.0     1,777,800     43.3    2,946,557     146.7
                             Compensation
                               element of
                               stock
                               options        (390,000)   (61.8)     (389,800)    (9.3)  (2,242,761)   (111.6)
                             Other              11,000     1.7%             -        -      (30,763)     (1.6)
                             -----------------------------------------------------------------------------------
                                                     -        -    $        -        -   $  (10,000)     (0.5)%
                             ===================================================================================

                             The primary differences between income (loss) for financial reporting and income tax purposes is the recognition of reserves for uncollectible accounts receivable and obsolete inventory, the compensation element of stock options and research and development expenses, which are not currently deductible for income tax purposes.

                             No deferred taxes have been recognized in the accompanying consolidated financial statements as of April 30, 1996 and 1995. The components of deferred income taxes are as follows:

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

                             April 30,                                          1996                 1995
                             ==============================================================================
                             DEFERRED TAX LIABILITIES
                               Accelerated depreciation                  $     4,000          $    22,000
                             ------------------------------------------------------------------------------
                             Total deferred tax
                               liabilities                               $     4,000          $    22,000
                             ------------------------------------------------------------------------------

                             DEFERRED TAX ASSETS
                               Allowance for
                                 doubtful accounts                            40,000               69,000
                               Inventory reserve                             240,000              213,000
                               Tax credits                                   408,000              274,000
                               NOL carryforwards                           6,131,000            5,503,000
                               Other                                          85,000               33,000
                             ------------------------------------------------------------------------------

                             Total deferred tax assets                     6,904,000            6,092,000
                             ------------------------------------------------------------------------------

                             Net deferred tax assets                       6,900,000            6,070,000
                             Less: Valuation allowance                    (6,900,000)          (6,070,000)
                             ------------------------------------------------------------------------------

                             TOTAL                                       $         -          $         -
                             ==============================================================================


                             Management has provided a valuation allowance for deferred tax assets as of April 30, 1996 and the benefit of these items will be recognized in future years to the extent that such items are available to reduce taxable income.


10.  SIGNIFICANT             Certain customers accounted for 10% or more of the Company's total revenue during
     CUSTOMERS AND           the years ended April 30, 1996, 1995 and 1994 as noted below:
     FOREIGN EXPORTS

                                      1996                        1995                          1994
                               ----------------------   ------------------------     -------------------------
                                 Customer  % of Sales      Customer    % of Sales      Customer     % of Sales

                                 A           31            C             15             C              14
                                 B           21            D             10             E              12
                                                                                        D              11

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

                             In 1996 and 1995,  the Company had export sales to foreign customers totalling approximately $1,310,000 and $1,200,000, respectively.  In 1994 sales to foreign customers were less than 10%.  At April 30, 1996 trade receivable from one customer represented 49% of total trade receivables outstanding.  At April 30,
                             1995 trade receivable from one customer represented 28% of total trade receivables outstanding.


11.  SUCCESS                 Effective May 1, 1991, the Company established the FastComm Communications
     SHARING PLAN            Corporation Success Sharing Plan, a defined contribution plan that covers substantially all of its employees.  Employer contributions are determined using an actuarially determined factor based on the employee's age and compensation level.  No employer contributions were made for the years ended April 30, 1996,
                             1995 or 1994.


12.  RELATED PARTY           During 1996, 1995 and 1994, the Company had sales of approximately $158,000,
     TRANSACTIONS            $415,000 and $588,000, respectively, to a customer whose Board of Directors includes the president and principle executive officer of the Company.  At April
                             30, 1996, 1995 and 1994, accounts receivable includes approximately $25,000,
                             $51,000 and $337,000, respectively from this related party which was paid to the
                             Company subsequent to year end.  During fiscal 1994, the Company sold approximately $247,000 of product to a customer, Texel Systems Corporation, that is controlled by an individual who is the brother-in-law of the Company's president and principal executive officer.  This amount was paid to the Company in fiscal 1994.


13.  Fourth Quarter          During the fourth quarter ended April 30, 1996, the Company reduced its allowance
     Adjustments             for doubtful accounts by $104,000, which had the effect of reducing the operating loss and net loss by $104,000 or $0.01 per share.

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


                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

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


14.  FAIR VALUE              The following methods and assumptions were used by the Company in estimating its
     OF FINANCIAL            fair value disclosures for financial instruments:
     INSTRUMENTS
                             CASH AND CASH EQUIVALENTS

                             The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value at April 30, 1996.

                             Long-Term Debt

                             The carrying amounts of the Company's notes payable and long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.  No material differences exist between the Company's incremental borrowing rates and the stated rates of interest.  The carrying amounts approximate fair value April
                             30, 1996.


15.  EFFECT OF NEW           Effective May 1, 1996, the Company will adopt Statement of Financial Accounting
     ACCOUNTING              Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123").  The
     PRONOUNCE-              accounting requirements of this statement are effective for transactions entered
     MENTS                   into in fiscal years that begin after December 15, 1995.  The Company does not intend to adopt the fair value method, therefore, there will be no impact on the financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS



16.  SUPPLEMENTAL            Supplemental information on interest and income taxes paid is as follows:
     CASH FLOW
     INFORMATION

                             For the Year ended April 30,                    1996          1995         1994
                             ================================================================================
                             Interest                                 $    20,975     $  24,019   $   25,994

                             Income taxes                             $         -     $       -   $   19,000
                             ================================================================================

                             Supplemental disclosure of non-cash
                             investing and financing activities:

                             For the Year ended April 30,                    1996          1995         1994
                             ================================================================================

                             Incurrence of debt in connection
                               with acquisition of patent rights,
                               net of repayments                        $        -    $ 160,883    $       -
                             --------------------------------------------------------------------------------

                             Incurrence (settlement) of debt
                               in connection with acquisition
                               of assets of another company                      -     (220,000)     220,000
                             --------------------------------------------------------------------------------


                             Acquisition of assets of ZyBel,
                                net of cash assumed of $93,196
                                Current assets                                   -            -       65,165
                                Property, equipment and other                    -            -        7,015
                             --------------------------------------------------------------------------------

                             Assumption of liabilities
                                Current liabilities                              -            -       16,242
                                Debt                                             -            -       44,763
                             --------------------------------------------------------------------------------

                             Recording of Goodwill from
                               the purchase of ZyBel                    $        -    $       -    $ 102,257
                             =================================================================================


                             During fiscal 1994, in connection with the acquisition of ZyBel, the Company acquired treasury stock in the amount of $12,238. During fiscal 1995, the Company retired this treasury stock.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS




                                                            Balance       Charged to                                  Balance
                                                         at Beginning      Costs and       Other                      at End
Description                                                of Period       Expenses       Changes    Deductions      of Period
================================================================================================================================

Year Ended April 30, 1994

    Reserves and allowances deducted
       from asset accounts:
          Obsolescence reserve for
             inventory                                   $ 33,111         $ 60,000        $    -      $     -        $ 93,111
          Allowance for doubtful
             accounts                                    $150,000          287,876             -       (162,876)1/   $275,000
================================================================================================================================

Year Ended April 30, 1995

    Reserves and allowances deducted
       from asset accounts:
          Obsolescence reserve for
             inventory                                   $ 93,111         $401,889        $    -      $     -        $495,000
          Allowance for doubtful
             accounts                                    $275,000          204,000             -       (275,000)1/   $204,000
================================================================================================================================

Year Ended April 30, 1996

    Reserves and allowances deducted
       from asset accounts:
          Obsolescence reserve for
             inventory                                   $495,000         $ 105,000       $    -      $     -        $600,000
          Allowance for doubtful
             accounts                                    $204,000           100,000            -       (204,000)1/   $100,000
================================================================================================================================


1/ Accounts written off

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


NONE.

                                   PART III.


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following lists the directors and executive officers of the Company, their ages, descriptions of their business experience and positions held with the Company as of July 15, 1996:

         Name                        Age            Position
         ----                        ---            --------
         Peter C. Madsen(1) (2)      45            President, Chief Executive Officer and Chairman of the Board
         Robert C. Abbott            52            Vice President - Engineering, Secretary
         William A. Flanagan         54            Vice President -  Marketing  and Technology
         Mark H. Rafferty            41            Vice President - Finance, Treasurer
         Edward R. Olson(2)          56            Director
         Thomas G. Amon(2)           49            Director

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

William A. Flanagan has served as Vice President - Marketing and Technology since September 1991. Prior to that, from 1987 through September 1991, he was Vice President - Network Marketing and Vice President - Technology for Newbridge Networks Inc. Mr. Flanagan is the author of a variety of best selling books on digital communications technology.

Mark H. Rafferty has been Vice President, Chief Financial Officer and Treasurer of the Company since August 1993. From August 1992 to August 1993, Mr. Rafferty was Vice President, Finance at Newbridge Networks Inc. From August 1987 through August 1992, Mr. Rafferty was Controller of Newbridge Networks Inc.

Edward R. Olson has served as a director since January 1989. From 1990 to present, Mr. Olson has served as the President, Chief Executive Officer and Chairman of M-C Industries, Inc., a fluid hydraulics equipment manufacturer. Commencing July 1, 1995, Mr. Olson become a principal in KPMG Baymark LLC, an independent consulting firm in strategic alliance with KPMG Peat Marwick, LLP. For the past five years, Mr. Olson has served as President of Ed Olson Consulting Group, Ltd., a management consulting firm. From 1992 to 1993 Mr. Olson was Senior Vice President, Operations of Audiovox Corp., a company concentrating in the marketing and distribution of consumer electronic devices. Mr. Olson is Chairman and President of York Industries, York, PA, Chairman of S&L Metal Products, Queens, NY and President of Porta Systems, Syossett, NY.

Thomas G. Amon has served as a director since December 1994. Mr. Amon has been a partner in the law firm of Amon & Sabatini for the past five years.

Mr. Gary H. Davison's employment with the Company ended on October 20, 1995. He was not nominated for re-election to the Board of Directors.

Mr. Charles L. Deslaurier resigned his position as an executive officer in the Company on November 15, 1995 and was retained by the Company as a consultant on such date.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons. The Company believes that during its fiscal year ended April 30, 1996, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 11.     EXECUTIVE COMPENSATION

BOARD REPORT ON EXECUTIVE COMPENSATION

The Company does not have a formal compensation committee. Compensation levels for executive officers are set by the Board of Directors. The Board of Directors is presently comprised of the following individuals: Peter C. Madsen, Thomas G. Amon and Edward R. Olson. Salaries are reviewed annually and are based on individual performance, the extent of individual responsibility and comparisons with salaries paid in the industry.

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

The Board granted one executive officer options during fiscal 1996 based on performance and responsibility employment.

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

          /s/ Thomas G. Amon, /s/ Edward R. Olson, /s/ Peter C. Madsen



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year, Peter C. Madsen and Edward R. Olson, as directors participated in deliberations of the Company's Board of Directors concerning executive officer compensation and stock option grants, including their own. Other than the foregoing, none of such directors was party to any reportable interlock or participation during fiscal 1996. During the fiscal year ended April 30, 1996, the Company sold approximately $158,000 of product under normal terms and conditions to Newbridge Networks Inc. ("Networks") a United States subsidiary of Newbridge Networks Corporation, a Canadian Telecommunications Company ("Newbridge"). Peter C. Madsen, President, Chief Executive Officer and a director of the Company is also a director of Newbridge.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid by the Company to the four named executives (the "Named Executive Officers") for services furnished in all capacities to the Company during the fiscal year ended April 30, 1996, as well as such compensation paid by the Company to the Named Executive Officers during the Company's two previous fiscal years:

                                                                                   LONG TERM
                                                                                 COMPENSATION
                                           ANNUAL COMPENSATION                      AWARDS
                               -----------------------------------------------   ------------
                                                                                   SHARES OF
                                                                  OTHER ANNUAL   COMMON STOCK
                                                                  COMPENSATION    UNDERLYING
NAME AND PRINCIPAL POSITION    YEAR    SALARY ($)      BONUS ($)    ($) (1)         OPTIONS
- ---------------------------    ----    ----------      ---------    -------         -------
Peter C. Madsen (2)            1996      104,196          0          6,219             0
President, CEO and Chairman    1995      113,344          0          6,219             0
of the Board of Directors      1994       71,478          0          6,219             0

Mark H. Rafferty (3)           1996      106,207          0          5,824             0
Vice President and             1995      110,825          0          5,824          125,000
Chief Financial Officer        1994       76,505          0          4,853             0

Robert C.  Abbott (4)          1996       95,552          0            0               0
Vice President - Engineering   1995      100,750          0            0            50,000
Corporate Secretary            1994       96,255          0            0               0

William A. Flanagan (5)        1996      106,715          0          6,632          15,000
Vice President -               1995      113,943          0          6,632             0
Marketing and Technology       1994      110,923       15,000        6,500             0

The options listed with respect to fiscal year 1995 long-term compensation awards include options granted upon repricing (and consequent cancellation) of previously granted options. Options to purchase the following number of shares granted to the following persons in fiscal year 1995 were issued as a result of the repricing on September 9, 1994 of previously granted options: Mr.
Rafferty - 75,000 (all of which were originally granted in fiscal year 1994); Mr. Abbott - 50,000 (all of which were originally granted in fiscal year 1994). Such repriced options have not been reflected in grants in prior fiscal year long-term compensation awards. The repriced options were conditioned upon waiver of previously vested and acceptance of a new vesting period.

(1)  Automobile benefit.

(2) At April 30, 1996, Mr. Madsen held 692,866 restricted shares of Common Stock with a market value of $12,125,155 at that date; Mr. Madsen waived the payment of $28,522 of his salary in the 1994 fiscal year.

(3) At April 30, 1996, Mr. Rafferty held 27,088 restricted shares of Common Stock with a market value of $474,040 at that date.

(4) At April 30, 1996, Mr. Abbott held 197,408 restricted shares of Common Stock with a market value of $3,454,640 at that date.

(5) At April 30, 1996, Mr. Flanagan held 217,421 restricted shares of Common Stock with a market value of $3,804,868 at that date.

FISCAL 1996 OPTION GRANTS

The following table sets forth information concerning grants of stock options to the Named Executive Officers made pursuant to the Company's 1992 Stock Option Plan during the fiscal year ended April 30, 1996:

                    Stock Option Grants in Fiscal Year 1996

                              INDIVIDUAL GRANTS

                        Securities       Percent of                                      Potential Realizable Value
                        Underlying      Total Options      Exercise                        at Assimed Annual Rates
                         Options         Granted to           or                         of Stock Price Appreciation
                         Granted        Employees in      Base Price      Expiration            For Option Term
Name                       (#)           Fiscal Year        ($/sh)           Date              5%($)      10%($)
- ----                       ---           -----------        ------           ----              -----      ------
Peter C. Madsen             0                 -               -               -                  -          -
Mark H. Rafferty            0                 -               -               -                  -          -
Robert C. Abbott            0                 -               -               -                  -          -
William A. Flanagan      15,000             3.9%            $5.63           3/8/01            $23,325     $51,675


The exercise price of each option may not be less than 100% of the fair market value of the stock on the date of the grant for incentive options or 85% of such fair value for non-qualified stock options, as determined by the Board of Directors. Options vest over a three year period and expire five years from date of grant and, in most cases, upon termination of employment.

FISCAL 1996 AGGREGATE OPTION EXERCISES AND YEAR-END OPTION VALUES

The following table sets forth information concerning each exercise of stock options during the fiscal year ended April 30, 1996 by each of the Named Executive Officers and the fiscal year-end value of unexercised options held by such persons:


                                                           Shares                         Value of
                                                         Underlying                     Unexercised
                                                        Unexercised                     in-the-money
                                                         Options at                      Options at
                                                        Fiscal Year-                    Fiscal Year-
                         Shares       Value               End (#)                         End ($)
                       Aquired on    Realized           Exercisable/                    Exercisable/
Name                  Exercise (#)     ($)             Unexercisable                   Unexercisable
- ----                 --------------  --------          -------------                   -------------
Peter C. Madsen            -            -              0            0                $0               $0
Robert C. Abbott           -            -           16,667       33,333           $218,754         $437,496
William Flanagan           -                           0         15,000              $0               $0
Thomas G. Amon           3,333        $20,831          0          6,667              $0             $95,005
Edward R. Olson            -                        13,333        6,667           $129,997          $95,005
Mark H. Rafferty         41,666      $286,454          0         83,334              $0           $1,093,759

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

In particular, pursuant to or in connection with the Employment Agreement, as the case may be, subject to confirmation by the Board of Directors which occurred as of the Effective Date, (i) Mr. Dennis resigned as President and from all executive offices held by him in the Company, (ii) Mr. Madsen was elected President and Chief Executive Officer of the Company for an initial term expiring on January 31, 1995 at an initial base salary of $100,000 per year, (iii) Mr. Madsen was granted an option to purchase up to 425,000 shares of Common Stock of the Company at an exercise price of $1.09375 per share upon certain terms and conditions, (iv) Mr. Deslaurier was elected a Vice President of the Company, (v) Mr. Deslaurier was granted an option to purchase a maximum of 150,000 shares of Common Stock of the Company at an exercise price of $1.09375 per share upon certain terms and conditions, (vi) Mr. Rick Sampley was granted an option to purchase a maximum of 25,000 shares of Common Stock of the Company at an exercise price of $1.09375 per share upon certain terms and conditions, (vii) the Company and Mr. Dennis entered into an Amended and Restated Employment Agreement providing for, among other things, the employment of Mr. Dennis as Senior Advisor to the President at an initial salary of $200,000 per year for an initial term of three years, subject to earlier termination by Mr. Dennis at any time or by the Company, with or without cause, on or after September 15, 1993, and (viii) Mr. Madsen and Mr. Peter Sommerer were elected directors of the Company to fill two vacancies then existing on the Board of Directors. Mr. Dennis was paid $99,458 pursuant to this arrangement in the 1994 fiscal year during which year he resigned as Senior Advisor to the President.

Under the Employment Agreement, Mr. Madsen has been granted full control of and authority over the operations of the Company, subject to the general oversight of the Board, and the Current Directors have agreed not to take any action inconsistent with their respective obligations thereunder. The Employment Agreement and the related actions resulted in an effective change in control of the Company away from Mr. Dennis to Mr. Madsen. The agreement, which expires on January 31, 1997, is renewable thereafter on a year to year basis.


DIRECTOR COMPENSATION

Directors receive no cash compensation for their services as such; however, the Board of Directors has authorized payment of reasonable expenses incurred by non-employee directors in connection with attendance at meetings of the Board of Directors. Further, members of the Company's Board of Director are granted options to purchase common shares in the on an annual basis. The Chairman of the Board receives no compensation for serving in such capacity. In fiscal 1994, Mr. Dennis received $99,458 in compensation as Senior Advisor to the President. As Senior Advisor, Mr. Dennis' duties included consultation with and advise to the President and other Senior Management on technical and business matters related to past, present and future operations, products and strategies and the undertaking of special projects related to the above at the request of the President.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock with that of the cumulative total return of the NASDAQ Stock Market - US Index ("NASDAQ STOCK MRKT - US") and the NASDAQ Telecommunications Index ("NASDAQ TELECOM") for the five year period ended on April 30, 1996. The information below is based on an investment of $100, on April 30, 1991, in the Company's Common Stock, the NASDAQ STOCK MRKT - US and the NASDAQ TELECOM. The Company's Management consistently cautions that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.




               COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
            AMONG FASTCOMM COMMUNICATIONS CORP., THE NASDAQ STOCK
           MARKET-US INDEX AND THE NASDAQ TELECOMMUNICATIONS INDEX



                 FASTCOMM                  NASDAQ
               COMMUNICATIONS              STOCK                 NASDAQ
                   CORP.                  MRKT (US)             TELECOM.
4/91              $100                       $100                 $100
4/92                74                        121                  112
4/93               432                        139                  145
4/94               503                        155                  173
4/95               297                        180                  174
4/96               903                        257                  223

* $100 INVESTED ON 4/30/91 IN STOCK INDEX - INCLUDING REINVESTMENT OF
  DIVIDENDS.

  FISCAL YEAR ENDING APRIL 30.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At July 15, 1996, there were 9,820,081 shares of Common Stock of the Company issued and outstanding. As of such date, options to purchase 1,123,968 shares of Common Stock were outstanding.

Each holder of shares of Common Stock, but not holders of unexercised options, is entitled to one vote per share on each matter which may be presented at a meeting of shareholders. Cumulative voting is not allowed. The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "FSCX."

The following table sets forth information regarding ownership of Common Stock of the Company at July 15, 1996, by each person who is known by management of the Company to own beneficially more than five percent of the Common Stock (setting forth the address of each such person), by each director, by the Named Executive Officers of the Company identified beneath "Item 11. Executive Compensation," and by all directors and executive officers of the Company as a group. Shares issuable on exercise of warrants or options exercisable within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of persons beneficially owning such warrants or options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.


                                          Amount and Nature
Name and address of Beneficial Owner   of Beneficial Ownership  Percent of Class
- ------------------------------------   -----------------------  ----------------
Peter C. Madsen (1)
  Sterling, Virginia                       702,866                 7.16%

Robert C. Abbott
  Reston, Virginia                         230,741 (2)             2.35%

William A. Flanagan
  Sterling, Virginia                       217,421                 2.21%

Edward R. Olson (1)
  Reston, Virginia                          13,333 (3)             0.14%

Thomas G. Amon (1)
  New York, New York                         6,650 (4)             0.07%

Mark H. Rafferty
  Centreville, Virginia                     68,755 (5)             0.70%

All directors and officers as a group
  (six persons)                          1,239,766 (6)            12.62%

(1)   Director
(2) Gives effect to 33,333 options owned by Abbott exercisable within 60 days.
(3)   Gives effect to 13,333 options owned by Olson exercisable within 60 days.
(4) Shares are owned by the Amon and Sabatini Pension and Profit Sharing Plans as to which Mr. Amon has no voting or investment power.
(5) Gives effect to 41,667 options owned by Rafferty exercisable within 60 days.
(6)   Based upon  9,820,081 shares outstanding at July 15, 1996


The Company is unaware of any arrangement the operation of which could at a subsequent date result in a change in control of the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the fiscal year ended April 30, 1996, the Company sold approximately $158,000 of product under normal terms and conditions to Newbridge Networks Inc. ("Networks") a United States subsidiary of Newbridge Networks Corporation, a Canadian Telecommunications Company ("Newbridge"). FastComm sells to Newbridge Networks Corporation under net 30 day terms with prompt payment discounts. Such terms are consistent with that of similar customers. Title passes on shipment of product. Under the terms of the contract, Newbridge may return purchased and paid for (during the previous six month period) but unused products to FastComm for either warranty revalidation and/or revision level change (hardware or firmware). Peter C. Madsen, President, Chief Executive Officer and a director of the Company is also a director of Newbridge.

The Company paid the law firm of Amon & Sabatini $154,000 in the fiscal year ended April 30, 1995. Thomas G. Amon, a Director of the Company, since December 1994, is a partner of Amon and Sabatini.

The terms of the transactions described above were negotiated at arms length such that the terms were as favorable to the Company as could have been obtained from an unaffiliated third party.

The Company has entered into separate indemnification agreements with each of its directors and executive officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.

                                    PART IV.


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

            (a)(1) and (a)(2)   Financial Statements and Schedules.

The consolidated financial statements and financial statement schedules filed as a part of this Report are listed beneath Item 8 of this Report.

            (a)(3)   Exhibits.

The exhibits filed as a part of this Report are listed on the Exhibit Index at page 33 of this Report.

            (b)       Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarter ended April 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 1996.


                                         FASTCOMM COMMUNICATIONS CORPORATION


                                         By:   /s/ Peter C. Madsen
                                              --------------------
                                               Peter C. Madsen
                                               President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on July 29, 1996.

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter C. Madsen and Mark H. Rafferty, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with the exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.



        /s/ Peter C. Madsen                               President (Principal Executive Officer)
     ----------------------------------                   and Director
             Peter C Madsen

        /s/ Mark H. Rafferty                              Vice President - Finance and Treasurer
     ----------------------------------                   (Principal Financial and Accounting Officer)
            Mark H. Rafferty

        /s/ Thomas G. Amon                                Director
     ----------------------------------
             Thomas G. Amon

        /s/ Edward R. Olson                               Director
     ----------------------------------
            Edward R. Olson

                                EXHIBIT INDEX


                                                                  Sequential
Exhibit                                                              Page
No.         Description                                             Number
- ---         -----------                                             ------
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

23.1        Consent of Independent Certified Public Accountants

- -----------

*    Filed with revised form 10KA filed August 12, 1994.

** These exhibits are incorporated by reference from the corresponding exhibits to the Company's Form S-18 Registration Statement, SEC File Number 33-19758.

*** These exhibits are incorporated by reference from the corresponding exhibits to the Company's Form S-3 Registration Statement, SEC File No. 33-43374.