Form 10-K/A
period 1996-04-30
FASTCOMM COMMUNICATIONS CORP
filed 1996-08-09
CIK 828529

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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


LICENSES, PATENTS, AND TRADEMARKS


The communications industry traditionally relies more on trade secrets and rapid obsolescence than patents. None of the Company's current products is protected by patent except the autodialer card. This patent expires on November 21, 2006.



The Company had licensed its proprietary frame relay technology to another vendor, which license was subsequently canceled. Other license opportunities are sought by the Company as a way to recover the costs of investment (through one-time payments) and as continuing revenue (a royalty stream). All of the software licenses currently owned by the Company are perpetual.


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


On April 9, 1996, Gary H. Davison, a former officer and director of the Company commenced an action on the Circuit Court of Loudoun County, Virginia seeking indemnification for legal fees to be incurred in connection with his testimony as it relates to the investigation by the SEC. The only parties to this lawsuit are the Company and Mr. Davison. Prior to the commencement of this lawsuit, the Company's Board of Directors had authorized indemnification in the amount of $5,000, subject to its review and approval of Mr. Davison's Counsel's fees. Such indemnification was based on that considered reasonable and equitable by the Company's Board of Directors. In his lawsuit, Mr. Davison seeks $13,352 in legal fees for "preparation" and one day's testimony before the SEC, $11,707 for "prelitigation efforts" and $16,200 for the costs of his lawsuit. The Company is vigorously defending this suit. To date, attempts at settlement have not been successful. Since this case is in the preliminary stages, it is too early to predict the outcome.


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
                                                                     ====           =====           =====



FISCAL 1996 COMPARED TO FISCAL 1995


Total revenues increased from $4,166,000 to $10,009,000 or by 140% during fiscal 1996 as compared to fiscal 1995. The $5,843,000 increase was primarily attributable to increased sales volumes of frame relay products. Frame relay product sales increased from $2,923,000 to $8,522,000 or by 191% during fiscal 1996 as compared to fiscal 1995. Frame Relay access product sales, as a percentage of total product sales, increased from approximately 70% in fiscal 1995 to approximately 85% in fiscal 1996. During the fiscal year ended April 30, 1996, two customers accounted for 31.2% and 21.2% of total sales. Analog modem and data compression product sales, as a percentage of total product sales, decreased from approximately 20% in fiscal 1995 to approximately 5% in fiscal 1996. The Company believes its future growth will be achieved through the sale of frame relay and other digital products and accordingly the decline in the sale of analog modems is part of its sales plan.


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


The Company recruits for its executive officer positions from within the communications industry. In most instances, the source Company is significantly larger than the Company. It is the policy of the Board of Directors of FastComm to hire executive officers at levels below that of their current salaries along with a stock option package intended to make up for the differentiation and to provide a performance incentive. The Company feels that stock options are an attractive benefit in that they enhance performance and loyalty at little cost. The Company believes the compensation packages offered to its current employees and prospective employees are consistent with that of the telecommunications industry.


The Board establishes compensation levels based on experience and responsibility. No executive officer has received a salary increase.


The Board granted one executive officer options during fiscal year 1966. The size of this grant was determined by this individuals performance, responsibility, seniority and the number of options currently held by this officer.


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

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid by the Company to the four named executives (the "Named Executive Officers") for services furnished in all capacities to the Company during the fiscal year ended April 30, 1996, as well as such compensation paid by the Company to the Named Executive Officers during the Company's two previous fiscal years:

                                                                                   LONG TERM
                                                                                 COMPENSATION
                                           ANNUAL COMPENSATION                      AWARDS
                               -----------------------------------------------   ------------
                                                                                   SHARES OF
                                                                  OTHER ANNUAL   COMMON STOCK
                                                                  COMPENSATION    UNDERLYING
NAME AND PRINCIPAL POSITION    YEAR    SALARY ($)      BONUS ($)    ($) (1)         OPTIONS
- ---------------------------    ----    ----------      ---------    -------         -------
Peter C. Madsen (2)            1996      104,196          0          6,219             0
President, CEO and Chairman    1995      113,344          0          6,219             0
of the Board of Directors      1994       71,478          0          6,219             0

Mark H. Rafferty (3)           1996      106,207          0          5,824             0
Vice President and             1995      110,825          0          5,824          125,000
Chief Financial Officer        1994       76,505          0          4,853           75,000

Robert C.  Abbott (4)          1996       95,552          0            0               0
Vice President - Engineering   1995      100,750          0            0            50,000
Corporate Secretary            1994       96,255          0            0            50,000

William A. Flanagan (5)        1996      106,715          0          6,632          15,000
Vice President -               1995      113,943          0          6,632             0
Marketing and Technology       1994      110,923       15,000        6,500             0


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


DIRECTOR COMPENSATION


Directors receive no cash compensation for their services as such; however, the Board of Directors has authorized payment of reasonable expenses incurred by non-employee directors in connection with attendance at meetings of the Board of Directors. Further, members of the Company's Board of Directors are granted options to purchase common shares pursuant to the Company's 1992 Stock Option Plan. During fiscal year 1996, the Company did not grant options to its directors. The Chairman of the Board receives no compensation for serving in such capacity. In fiscal 1994, Mr. Dennis received $99,458 in compensation as Senior Advisor to the President. As Senior Advisor, Mr. Dennis' duties included consultation with and advise to the President and other Senior Management on technical and business matters related to past, present and future operations, products and strategies and the undertaking of special projects related to the above at the request of the President.

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