Form 10-Q
period 1996-08-03
FASTCOMM COMMUNICATIONS CORP
filed 1996-09-13
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         August 3, 1996.
                               -------------------------

/   /  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                to
                               ---------------    ---------------

Commission file number        0-17168 .
                      -----------------

                      FASTCOMM COMMUNICATIONS CORPORATION
                      -----------------------------------
             (Exact name of registrant as specified in its charter)


                 Virginia                            54-1289115             .
- -----------------------------------------    --------------------------------
   (State or Other Jurisdiction of                 (I.R.S. Employer
   Incorporation of Organization)                   Identification No.)


                              45472 Holiday Drive
                            Sterling, Virginia 20166

      ------------------------------------------------------------------
               (Address of principal executive offices, Zip code)


                                 (703) 318-7750

      ------------------------------------------------------------------
              (Registrants telephone number, including area code)
              ---------------------------------------------------

                 Indicate by check mark whether the registrant
(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .  No     .
    ---       ---

As of September 1, 1996, there were 9,836,581 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

No exhibits are filed with this report, which consists of 12 consecutively numbered pages.

                      FASTCOMM COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS




PART I           FINANCIAL INFORMATION                                                        PAGE NO.
                                                                                              --------
         Item 1.          Financial Statements

                          Consolidated Statements of Operations
                          Fiscal quarters ended August 3, 1996
                           and August 5, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .  3

                          Consolidated Balance Sheets --
                          August 3, 1996, and April 30, 1996  . . . . . . . . . . . . . . . . .  4

                          Consolidated Statements of Cash Flows
                          Fiscal quarters ended August 3, 1996
                           and August 5, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .  5

                          Notes to Consolidated Financial Statements  . . . . . . . . . . . .  6-7

         Item 2           Management's Discussion and Analysis of
                          Financial Conditions and Results of
                          Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .   8-10

PART II                   OTHER INFORMATION

         Item 1.          Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .   11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12





                                 (Page 2 of 12)

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      FASTCOMM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                            Fiscal quarter ended
                                                      ----------------------------------
                                                         August 3,           August 5,
                                                           1996                1995
                                                      --------------        ------------
Revenue                                                  $3,791,166         $1,400,707

Expenses
   Cost of sales                                          1,800,084            691,379
   Selling, general and administrative                    1,101,288          1,016,841
   Research and development                                 439,639            276,837
   Depreciation and amortization                             71,605             68,113
                                                      --------------        ------------
Income (loss) from operations                               378,550           (652,463)

Other income (expense)
   Other income                                              (1,762)               409
   Interest income                                           36,890             46,478
   Interest expense                                          (8,120)            (9,980)
                                                      --------------        ------------
Net income (loss)                                          $405,558          ($615,556)
                                                      ==============        ============



Earnings (loss) per share
        Primary                                               $0.04             ($0.07)
        Fully diluted                                         $0.04             ($0.07)

Weighted average number of shares
        Primary                                          10,432,794          9,444,529
        Fully diluted                                    10,432,794          9,444,529


     See accompanying notes to unaudited consolidated financial statements





                                 (Page 3 of 12)

                     FASTCOMM COMMUNICATIONS CORPORATION
                                BALANCE SHEET

                                    ASSETS

                                                                  August 3,               April 30,
                                                                    1996                    1996
                                                             ---------------           -------------
                                                                (unaudited)
Current assets
  Cash and cash equivalents                                      $3,568,351              $3,807,855
  Accounts receivable, net of provision for
  returns and doubtful accounts of $100,000                       2,366,718               2,371,149
  Inventories, net                                                2,013,001               1,732,151
  Prepaid and other                                                 270,343                 244,125
                                                             ---------------           -------------
                                                                  8,218,413               8,155,280


Property, plant and equipment                                       502,858                 435,952
Software license, rights and other intangibles
  net of accumulated amortization of $395,815
  and $362,759                                                      222,800                 255,856
Other assets                                                        256,675                 186,774
                                                             ---------------           -------------
                                                                 $9,200,746              $9,033,862
                                                             ===============           =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long term debt                                 $59,000                $130,585
  Accounts payable                                                1,352,551               1,637,635
  Accrued payroll                                                   200,945                 159,091
  Other current liabilities                                         102,069                 226,205
                                                             ---------------           -------------
                                                                  1,714,565               2,153,516
                                                             ---------------           -------------


Shareholders' equity
  Common stock, $.01 par value,                                      98,316                  97,866
  (25,000,000 shares authorized; 9,831,619 and
  9,786,619 issued and outstanding)
  Additional paid in capital                                     14,808,290              14,608,463
  Accumulated deficit                                            (7,420,425)             (7,825,983)
                                                             ---------------           -------------
  Total shareholders' equity                                      7,486,181               6,880,346

                                                             ---------------           -------------
                                                                 $9,200,746              $9,033,862
                                                             ===============           =============

     See accompanying notes to unaudited consolidated financial statements

                                 (Page 4 of 12)

                     FASTCOMM COMMUNICATIONS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                           Fiscal quarter ended
                                                       -----------------------------
                                                         August 3,       August 5,
                                                            1996             1995
                                                       -------------   -------------
Operating activities
  Net income (loss)                                       $405,558        ($615,556)

  Items not affecting cash
  Depreciation and amortization                             71,605           68,113
  Provision for doubtful accounts                                            20,700
  Provision for inventory obsolescence                                       30,000
  Cash effect of changes in:
  Accounts receivable                                        4,431           97,230
  Inventories                                             (280,850)           3,725
  Prepaid and other current assets                         (26,218)          (3,428)
  Other non current assets                                    (370)          (1,712)
  Accounts payable and accrued liabilities                (243,230)        (195,265)
  Other current liabilities                               (124,136)         (58,419)

                                                       -------------   -------------
  Net cash used by operations                             (193,210)        (654,612)
                                                       -------------   -------------


Investing activities
  Additions of property, plant and equipment              (105,455)         (82,988)
  Purchase of long term investments                        (69,531)
  Reduction of investment collateral                                        374,687

                                                       -------------   -------------
  Net cash provided (used) by investing activities        (174,986)         291,699
                                                       -------------   -------------

Financing activities
  Proceeds from exercise of options                        200,277
  Repayment of notes payable                               (71,585)        (190,984)

                                                       -------------   -------------
  Net cash provided (used) by financing activities         128,692         (190,984)
                                                       -------------   -------------

Net decrease in cash and equivalents                      (239,504)        (553,897)

Cash and cash equivalents, beginning of period           3,807,855        3,105,346
                                                       -------------   -------------

Cash and cash equivalents, end of period                $3,568,351       $2,551,449
                                                       =============   =============

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

In the opinion of Management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation and all such
adjustments are of a normal and recurring nature.    The results of operations
as presented in this report are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 1997.

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

The quarter ended August 3, 1996, consisted of 95 calendar days as compared to 97 calendar days for the quarter ended August 5, 1995.

2.        EARNINGS (LOSS) PER SHARE
Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. For the quarter ended August 3, 1996, the earnings per share calculation includes common share equivalents. For the quarter ended August 5, 1995, the earnings per share calculation does not include common share equivalents in that the inclusion of such equivalents would be antidilutive.


3.       INVENTORIES
Inventories are valued at the lower of cost or market and consist of the following:

                                           August 3,          April 30,
                                             1996                1996
                                       -----------------------------------
Production materials                     $ 1,442,975         $ 1,018,417
Work in process                              192,965             176,818
Finished goods                               377,061             536,916
                                       --------------      ---------------
                                         $ 2,013,001         $ 1,732,151
                                       ==============      ===============





                                 (Page 6 of 12)

4.       RELATED PARTY TRANSACTIONS
During the quarter ended August 3, 1996, the Company sold approximately $33,000 of product under normal terms and conditions to Newbridge Networks Inc., a subsidiary of Newbridge Networks Corporation, a Canadian telecommunications company. FastComm sells to Newbridge under net 30 terms with prompt payment discounts. Such terms are consistent with that of similar customers. Title passes on shipment of product. Peter C. Madsen, President, Chief Executive Officer and Chairman of the Board of Directors of FastComm Communications Corporation is a Director of Newbridge Networks Corporation. The accounts receivable due from Newbridge totaled $35,000 at August 3, 1996, and $25,000 at April 30, 1996.


5.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK
The quarter ended August 3, 1996, includes sales of $975,000 and $883,000, representing 26% and 23%, respectively, of total revenues to two unrelated third party domestic corporations. As of August 3, 1996, accounts receivable includes $989,000 and $5,000, respectively, due from these corporations.





                                 (Page 7 of 12)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue
                                              Fiscal quarter ended
                                          -----------------------------
                                           August 3,         August 5,
                                              1996             1995
                                          -------------   -------------
Sales                                      $3,791,166       $1,400,707

Total revenues increased $74,000 over that of the previous quarter and increased $2,390,000 (171%) when compared with the corresponding quarter of the previous fiscal year. This increase in was primarily attributable to an increase in unit sales of frame relay access devices ($3,272,000 in the current fiscal quarter as compared with $1,168,000 in the first quarter of the previous fiscal year). Increased unit sales of analog modems ($121,000) and data compression products ($165,000) also contributed to this improvement in sales.

The quarter ended August 3, 1996, includes sales of $975,000 and $883,000 to two, unrelated, domestic corporations. The $883,000 sale was attributable to the shipment of the final 880 units of a 3,400 unit order.

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

COST OF GOODS SOLD AND GROSS MARGIN

                                         Fiscal quarter ended
                                  ---------------------------------
                                      August 3,         August 5,
                                        1996              1995
                                  --------------     --------------
Cost of sales                      $  1,800,084        $  691,379

Gross margin                                 53%               51%

Gross margin is calculated by subtracting cost of sales from sales. Gross margins during the current fiscal quarter approximated 53%, as compared with 51% for the quarter ended August 5, 1995. The increase in gross margin is attributable to higher manufacturing volumes in the current quarter. Further, the current quarter included approximately $45,000 in revenue from software development that had a minimal related cost.





                                 (Page 8 of 12)

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES

                                         Fiscal quarter ended
                                  ----------------------------------
                                      August 3,         August 5,
                                        1996              1995
                                  ---------------   ----------------
                                    $  1,101,288      $  1,016,841

Selling, general and administrative expenses increased $84,000 over that of the corresponding quarter in the previous fiscal year. This is primarily attributable to increased sales compensation costs associated with increased sales ($137,000), increased advertising and promotion costs ($86,000) offset by a decline in general and administrative salary and benefit costs ($115,000).


RESEARCH AND DEVELOPMENT EXPENSES

                                         Fiscal quarter ended
                                  ----------------------------------
                                      August 3,         August 5,
                                        1996              1995
                                  ---------------   ----------------
                                     $   439,639       $  276,837


Research and development expenditures consist primarily of hardware and software engineering, personnel expenses, subcontracting costs, equipment, prototypes and facilities. The increase in such expenses is primarily attributable to increased labor and material costs associated with new product development and new product prototypes.

The markets for the Company's products are characterized by continuing technological change. Management believes that significant expenditures for research and development will continue to be required in the future.

LIQUIDITY AND CAPITAL RESOURCES
At August 3, 1996, the Company had $3,568,000 in cash and cash equivalents. Working capital increased $502,000 during the fiscal quarter ended August 3, 1996.

The Company believes it has adequate capital for the foreseeable future to support its core business. However, the Company anticipates additional funding requirements to meet future expansion and research and development expenses.
It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties and by investments by strategic partners. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company.


FIRST FISCAL QUARTER OF 1997 COMPARED TO FIRST FISCAL QUARTER OF 1996
Cash used by operations decreased from $655,000 in the quarter ended August 5, 1995, to $193,000 in the quarter ended August 3, 1996. The $462,000 decrease is primarily attributable to the $406,000 net income for the current quarter as compared to a $616,000 net loss in the first quarter of fiscal 1996, offset by increased inventory expenditures ($285,000) and by the paydown of accounts payable and other current liability balances ($114,000).

Cash used by investing activities totaled $174,000 in the current fiscal quarter. This





                                 (Page 9 of 12)
utilization of cash was primarily attributable to fixed asset purchases required to develop and produce new products and to the purchase of long term investments.

In the quarter ended August 5, 1995, the Company repaid the installment loan payable to its bank and redeemed the US Treasury Bill that collateralized this loan. This redemption totaled $375,000.

Cash provided by financing activities is primarily attributable to proceeds from the exercise of employee common stock options ($200,000) offset by the repayment of notes payable.

INVENTORIES
The Company's inventory balances increased $281,000 in the current fiscal quarter. This increase is primarily attributable to increased frame relay product subassemblies required to support future sales. This increase was offset by decreases in analog modem inventory ($132,000) and data compression product inventory ($50,000).

The Company currently has a recorded reserve for inventory obsolescence of $600,000. The specific targets of this reserve are the data compression and analog modem inventories. The market for the Company's data compression products is in the international market where circuit costs are higher and the economies offered by compression are greater. The Company continues to sell analog modems for specialized applications, however, it has no plans to sell into the consumer market for low end modems. The Company believes it will be able to ship and/or liquidate its current inventory levels profitably and that its reserve for inventory obsolescence and excess inventory is adequate.

SHAREHOLDERS' EQUITY
Shareholders' equity increased $606,000 in the current quarter. The increase is attributable to the current quarter profit and to funds generated by the exercise of employee stock options.

INCOME TAXES
The Company anticipates its effective tax rate will approximate 3% as the Company is subject to alternative minimum taxes and expects to be subject to such tax for the entire fiscal year.

CERTAIN PARTS OF THE FOREGOING DISCUSSION AND ANALYSIS MAY INCLUDE FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES.
AS A CONSEQUENCE, ACTUAL RESULTS MIGHT DIFFER MATERIALLY FROM RESULTS FORECAST OR SUGGESTED IN ANY FORWARD-LOOKING STATEMENTS. SEE "MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS -- CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K.





                                (Page 10 of 12)

                          PART II.  OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

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

On April 9, 1996, Gary H. Davison, a former officer and director of the Company commenced an action in the Circuit Court of Loudon County, Virginia seeking indemnification for legal fees to be incurred in connection with his testimony as it relates to the investigation by the SEC. Prior to the commencement of this lawsuit, the Company's Board of Directors had authorized indemnification in the amount of $5,000, subject to its review and approval of Mr. Davison's Counsel's fees. Such indemnification was based on what was considered reasonable and equitable. In his lawsuit, Davison seeks reimbursement in excess of this amount and for reimbursement of the costs of his lawsuit. On September 6, 1996, Davison was granted partial summary judgement on the issue of liability in this action with the matter of reasonableness and amount of the fees to be determined at a subject hearing. The Company is considering its options which may include an appeal on the Court's decision.

No other material legal proceeding to which the Company is party or to which the Company is subject is pending and no such proceeding is known by the Company to be contemplated.





                                (Page 11 of 12)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                 FASTCOMM COMMUNICATIONS CORPORATION
                                           (Registrant)





Date: September 13, 1996          By: /s/ Peter C. Madsen
                                      ----------------------
                                      Peter C. Madsen
                                      President,  Chief Executive Officer
                                      and Chairman of the Board of Directors
                                      (Principal Executive Officer)





Date: September 13, 1996          By: /s/ Mark H. Rafferty
                                      -----------------------
                                      Mark H. Rafferty
                                      Vice President,
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)





                                (Page 12 of 12)