Form 10-Q
period 1996-11-02
FASTCOMM COMMUNICATIONS CORP
filed 1996-12-16
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          November 2, 1996             .
                               --------------------------------------

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transaction period from                          to
                               ------------------------
-----------------------------

Commission file number        0-17168       .
                       ----------------------

                       FASTCOMM COMMUNICATIONS CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


          Virginia                                         54-1289115
-------------------------------                        ------------------
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
                                               ---      ---
         As of December 6, 1996, there were 9,890,758 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

No exhibits are filed with this report, which consists of 13 consecutively numbered pages.

                       FASTCOMM COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS



PART I            FINANCIAL INFORMATION                                                        PAGE NO.
                                                                                               --------
         Item 1.  Financial Statements

                           Consolidated Statements of Operations
                           Fiscal quarter and two fiscal quarters ended
                           November 2, 1996 and November 4, 1995....................................3

                           Consolidated Balance Sheets
                           November 2, 1996, and April 30, 1996.....................................4

                           Consolidated Statements of Cash Flows
                           Fiscal quarter and two fiscal quarters ended
                           November 2, 1996 and November 4, 1995....................................5

                           Notes to Consolidated Financial Statements.............................6-7

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations............................................................8-11

PART II                    OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................12

SIGNATURES.........................................................................................13







                                 (Page 2 of 13)

                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     FASTCOMM COMMUNICATIONS CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (unaudited)

                                               Fiscal quarter ended            Two fiscal quarters ended
                                          -------------------------------   --------------------------------
                                             November 2,      November 4,      November 2,       November 4,
                                                1996             1995              1996             1995
                                          --------------   --------------   --------------     -------------
Revenue                                    $  1,647,239    $   1,840,546    $   5,438,405      $  3,241,253

Expenses
       Cost of sales                            601,731          943,141        2,401,815         1,634,520
       Selling, general and administrative    1,253,637        1,028,017        2,354,925         2,044,858
       Research and development                 425,606          362,373          865,245           639,210
       Depreciation and amortization             61,866           72,606          133,471           140,719
                                          --------------   --------------    -------------    --------------

Income (loss) from operations                  (695,601)        (565,591)        (317,051)       (1,218,054)

Other income (expense)
       Other income                              23,074            1,543           21,312             1,952
       Interest income                           38,900           11,420           75,790            57,898
       Interest expense                          (1,776)          (5,356)          (9,896)          (15,336)
                                          --------------   --------------    -------------    --------------

Net income (loss)                             ($635,403)       ($557,984)        (229,845)      ($1,173,540)
                                          ==============   ==============    =============    ==============



Earnings (loss) per share
            Primary                              ($0.06)          ($0.06)          ($0.02)           ($0.12)
            Fully diluted                        ($0.06)          ($0.06)          ($0.02)           ($0.12)

Weighted average number of shares
            Primary                           9,865,430        9,495,958        9,836,185         9,469,423
            Fully diluted                     9,865,430        9,495,958        9,836,185         9,469,423


      See accompanying notes to unaudited consolidated financial statements







                                 (Page 3 of 13)

                        FASTCOMM COMMUNICATIONS CORPORATION
                                   BALANCE SHEET

                                      ASSETS

                                                November 2,              April 30,
                                                   1996                     1996
                                               --------------        ---------------
                                                (unaudited)
Current assets
     Cash and cash equivalents                    $2,752,256             $3,807,855
     Accounts receivable, net                      1,950,670              2,371,149
     Inventories, net                              3,429,685              1,732,151
     Prepaid and other                               247,140                244,125
                                               --------------        ---------------
                                                   8,379,751              8,155,280


Property and equipment                               550,220                435,952
Software license, rights and other intangibles       202,994                255,856
Other assets                                         259,013                186,774
                                               --------------        ---------------
                                                  $9,391,978             $9,033,862
                                               ==============        ===============


                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Current portion of long term debt               $59,000               $130,585
     Accounts payable                              2,060,203              1,637,635
     Accrued payroll                                 129,333                159,091
     Other current liabilities                        49,322                226,205
                                               --------------        ---------------
                                                   2,297,858              2,153,516
                                               --------------        ---------------


Shareholders' equity
     Common stock, $.01 par value,                    98,849                 97,866
     (25,000,000 shares authorized; 9,884,924
     and 9,786,619 issued and outstanding)
     Additional paid in capital                   15,051,099             14,608,463
     Accumulated deficit                          (8,055,828)            (7,825,983)
                                               --------------        ---------------
     Total shareholders' equity                    7,094,120              6,880,346

                                               --------------        ---------------
                                                  $9,391,978             $9,033,862
                                               ==============        ===============

      See accompanying notes to unaudited consolidated financial statements






                                 (Page 4 of 13)

                         FASTCOMM COMMUNICATIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         Fiscal quarter ended            Two fiscal quarters ended
                                                    -------------------------------   ---------------------------------
                                                       November 2,      November 4,      November 2,       November 4,
                                                          1996             1995              1996              1995
                                                    --------------   --------------   ---------------   ---------------
Operating activities
    Net income (loss)                                   ($635,403)       ($557,984)        ($229,845)      ($1,173,540)

  Items not affecting cash
    Depreciation and amortization                          61,866           72,606           133,471           140,719
    Provision for doubtful accounts                        50,688            4,225            50,688            24,925
    Provision for inventory obsolescence                                    40,000                              70,000
  Cash effect of changes in:
    Accounts receivable                                   365,360         (527,170)          369,791          (429,940)
    Inventories                                        (1,416,684)         (63,252)       (1,697,534)          (59,527)
    Prepaid and other current assets                       23,203           12,609            (3,015)            9,181
    Other non current assets                               (2,338)         (50,000)           (2,708)          (51,712)
    Accounts payable and accrued liabilities              636,040          619,297           392,810           424,032
    Other current liabilities                             (52,747)         (42,640)         (176,883)         (101,059)

                                                    --------------   --------------   ---------------   ---------------
    Net cash used by operations                          (970,015)        (492,309)       (1,163,225)       (1,146,921)
                                                    --------------   --------------   ---------------   ---------------


Investing activities
    Additions of property, plant and equipment            (89,422)         (78,021)         (194,877)         (161,009)
    Purchase of long term investments                                                        (69,531)
    Reduction of investment collateral                                                                         374,687
    Purchase of intangibles                                                (25,000)                            (25,000)

                                                    --------------   --------------   ---------------   ---------------
    Net cash provided (used) by investing activities      (89,422)        (103,021)         (264,408)          188,678
                                                    --------------   --------------   ---------------   ---------------

Financing activities
    Proceeds from exercise of options                     243,342           62,687           443,619            62,687
    Repayment of notes payable                                             (15,470)          (71,585)         (206,454)

                                                    --------------   --------------   ---------------   ---------------
    Net cash provided (used) by financing activities      243,342           47,217           372,034          (143,767)
                                                    --------------   --------------   ---------------   ---------------

Net decrease in cash and equivalents                     (816,095)        (548,113)       (1,055,599)       (1,102,010)

Cash and cash equivalents, beginning of period          3,568,351        2,551,449        $3,807,855         3,105,346
                                                    --------------   --------------   ---------------   ---------------

Cash and cash equivalents, end of period             $  2,752,256       $2,003,336        $2,752,256        $2,003,336
                                                    ==============   ==============   ===============   ===============

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

The quarter ended November 2, 1996, consisted of 91 calendar days the same as that of November 4, 1995.

2.       EARNINGS (LOSS) PER SHARE

Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. The quarter ended November 2, 1996, and the two quarters ended November 2, 1996, do not include common share equivalents in that the inclusion of such equivalents would be antidilutive.


3.       INVENTORIES

Inventories are valued at the lower of cost or market and consist of the following:


                                              November 2,        April 30,
                                                 1996              1996
                                             ------------------------------
          Production materials               $ 2,036,650        $ 1,018,417
          Work in process                        769,975            176,818
          Finished goods                         623,060            536,916
                                             -----------        -----------
                                             $ 3,429,685        $ 1,732,151
                                             ===========        ===========



                                 (Page 6 of 13)

4.       RELATED PARTY TRANSACTIONS

During the quarter ended November 2, 1996, the Company sold approximately $10,000 of product under normal terms and conditions to Newbridge Networks Inc., a subsidiary of Newbridge Networks Corporation, a Canadian telecommunications company. FastComm sells to Newbridge under net 30 terms with prompt payment discounts. Such terms are consistent with that of similar customers. Title passes on shipment of product. Peter C. Madsen, President, Chief Executive Officer and Chairman of the Board of Directors of FastComm Communications Corporation is a Director of Newbridge Networks Corporation. The accounts receivable due from Newbridge totaled $4,571 at November 2, 1996, and $25,000 at April 30, 1996.

Thomas G. Amon, Director, is a partner in the law firm of Amon & Sabatini. Payments for services rendered to the Company by Amon & Sabatini in the current fiscal quarter totaled $30,000 and $80,000 for the two quarters ended November 2, 1996.


5.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK

The quarter ended November 2, 1996, includes sales of $401,000, $254,000, $221,000 and $178,000, representing 24%, 15%, 14% and 11%, respectively, of total revenues to four unrelated third party domestic corporations. As of November 2, 1996, accounts receivable includes $391,000, $251,000, $276,000 and $176,000, respectively, due from these corporations.

On a fiscal year to date basis, sales include $1,323,000 and $1,103,000, representing 24% and 20% respectively, to two unrelated third party domestic corporations. As of November 2, 1996, accounts receivable includes $391,000 and $247,000, respectively, due from these corporations.











                                 (Page 7 of 13)

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUE

                             Fiscal quarter ended         Two fiscal quarters ended
                         --------------------------    -------------------------------
                         November 2,    November 4,    November 2,         November 4,
                            1996           1995           1996                1995
                         -----------    -----------    -----------         -----------
     Sales               $1,647,239     $1,840,546     $5,438,405          $3,241,253


Total revenues decreased sequentially, $2,144,000 (57%) compared with that of the previous quarter. This decrease is primarily attributable to a decrease in unit sales of frame relay access devices ($1,009,000 in the current fiscal quarter as compared with $3,262,000 in the first quarter). Decreased unit sales of analog modems ($158,000) and data compression products ($90,000) also contributed to this quarter over quarter decline in sales. The quarter ended November 2, 1996, included $368,000 in revenue derived from the upgrade of previously sold frame relay access devices.

The decline in frame relay access device revenue is attributable to the fact that quarter ended August 3, 1996 included the final 880 units of a 3,400 unit order. Frame relay related revenue was also negatively affected by reduced orders associated with another long term contract. The remaining units ordered under this contract will be shipped through December 1997.

Total revenues decreased $193,000 (11%) when compared with that of the corresponding quarter in the previous fiscal year. This decrease is primarily attributable to a decrease in unit sales of frame relay access products offset the previously mentioned upgrade revenue.

The quarter ended November 2, 1996, includes sales of $401,000, $254,000, $221,000 and $178,000, representing 24%, 15%, 14% and 11%, respectively, of total revenues to four unrelated third party domestic corporations. On a fiscal year to date basis, sales include $1,323,000 and $1,103,000, representing 24% and 20% respectively, to two unrelated third party domestic corporations.

A significant portion of the Company's sales are derived from products shipped against firm purchase orders received in each fiscal quarter and from products shipped against firm purchase orders released in that fiscal quarter. Unforeseen delays in product deliveries or the closing of sales, introduction of new products by the Company or its competitors, supply shortages, varying patterns of customer capital expenditures or other conditions affecting the digital access product industry or the economy during any fiscal quarter could cause quarterly revenue and net earnings to vary greatly.

COST OF GOODS SOLD AND GROSS MARGIN

                             Fiscal quarter ended         Two fiscal quarters ended
                         --------------------------    -------------------------------
                         November 2,    November 4,    November 2,         November 4,
                            1996           1995           1996                1995
                         -----------    -----------    -----------         -----------
     Cost of sales       $  601,731     $  943,141     $2,401,815          $1,634,520

     Gross margin               63%            49%            56%                 50%



Gross margin is calculated by subtracting cost of sales from sales. Gross margins during the current fiscal quarter approximated 63%, as compared with 49% for the quarter ended November 4, 1995. The current quarter included approximately $368,000 in revenue from equipment upgrades. Gross margin on equipment upgrades is generally greater than that of product sales. Further, the gross margin achieved during the quarter ended November 4, 1995, was negatively impacted by a $40,000 increase in the reserve for inventory obsolescence and a $19,000 inventory write-off.

                                 (Page 8 of 13)

On a fiscal year to date basis, gross margin approximated 56% as compared with 50% for the quarter ended November 4, 1995. This 6% improvement is primarily attributable to increased sales of equipment upgrades and software development services both of which yield margins greater than that of product sales. This improvement is further attributable to reduced component costs and improved manufacturing efficiencies. The Company continues to focus on improving its gross margins, however, it can offer no assurance that the improvement experienced will continue.

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES

                             Fiscal quarter ended          Two fiscal quarters ended
                         --------------------------    -------------------------------
                         November 2,    November 4,    November 2,         November 4,
                            1996           1995           1996                1995
                         -----------    -----------    -----------         -----------
                         $ 1,253,637    $ 1,028,017    $ 2,354,925         $ 2,044,858

Selling, general and administrative expenses increased $226,000 or 22% over that of the corresponding quarter in the previous fiscal year. This increase is primarily attributable to costs associated with the opening of the Company's Australasia headquarters ($62,000), sales and marketing staff expansion ($35,000), increased advertising and promotion costs ($85,000), offset by a decline in general and administrative salary and benefit costs ($20,000).

During the current fiscal quarter the company increased its allowance for doubtful accounts and charged to bad debt expense approximately $51,000. The Company currently has a recorded allowance for doubtful accounts of $151,000.

On a fiscal year to date basis, selling, general and administrative expense increased $310,000 or 15% over that of the corresponding period in the previous fiscal year. This increase is primarily attributable to increased sales compensation costs associated with increased year to date sales and sales and marketing staff expansion ($172,000), increased advertising and promotion costs ($170,000), costs associated with the opening of the Company's Australasia operation ($62,000), increased bad debt expense ($51,000), offset by a decline in general and administrative salary and benefit costs ($135,000).







RESEARCH AND DEVELOPMENT EXPENSES

                             Fiscal quarter ended          Two fiscal quarters ended
                         --------------------------    -------------------------------
                         November 2,    November 4,    November 2,         November 4,
                            1996           1995           1996                1995
                         -----------    -----------    -----------         -----------
                         $  425,606     $  362,373     $  865,245          $  639,210

Research and development expenditures consist primarily of hardware and software engineering, personnel expenses, subcontracting costs, equipment, prototypes and facilities. Such expenditures increased $63,000 or 17% over that of the corresponding quarter in the previous fiscal year and $226,000 or 35% on a fiscal year to date basis. The increase in such expenses is primarily attributable to increased labor and material costs associated with new product development and new product prototypes.

The markets for the Company's products are characterized by continuing technological change. Management believes that significant expenditures for research and development will continue to be required in the future.

LIQUIDITY AND CAPITAL RESOURCES
At November 2, 1996, the Company had $2,752,000 in cash and cash equivalents. Working capital decreased $422,000 during the fiscal quarter ended November 2, 1996, and increased $80,000 during the two fiscal quarters ended November 2, 1996.

                                 (Page 9 of 13)

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

SECOND FISCAL QUARTER OF 1997 COMPARED TO SECOND FISCAL QUARTER OF 1996
Cash used by operations increased from $492,000 in the quarter ended November 4, 1995, to $970,000 in the quarter ended November 2, 1996. The $478,000 increase is primarily attributable to the $635,000 net loss for the current quarter as compared to a $558,000 net loss in the second quarter of fiscal 1996; increased inventory expenditures ($1,352,000) offset by improved accounts receivable balances.

Cash used by investing activities totaled $89,000 in the current fiscal quarter. This utilization of cash was primarily attributable to fixed asset purchases required to develop and produce new products.

Cash provided by financing activities is attributable to proceeds from the exercise of employee common stock options ($243,000).

TWO FISCAL QUARTERS ENDED NOVEMBER 2, 1996 COMPARED TO TWO FISCAL QUARTERS ENDED NOVEMBER 4, 1995
Cash used by operations increased from $1,147,000 in the two fiscal quarters ended November 4, 1995, to $1,163,000 in the two quarters ended November 2, 1996. This $17,000 increase in cash used in operating activities is primarily attributable to $230,000 net loss in the period as compared to the $1,174,000 net loss in the corresponding period of the prior fiscal year, improved accounts receivable balances $799,000 offset by $1,637,000 in increased inventory expenditures.

Cash used by investing activities totaled $264,000 in the two fiscal quarters ended November 2, 1996. The Company utilized $195,000 to purchase fixed assets required to develop and produce new products. In addition, the Company utilized $70,000 for investment purposes. In the two fiscal quarters ended November 4, 1995, the Company repaid the installment loan payable to its bank and redeemed the US Treasury Bill that served as collateral for this loan. This redemption totaled $375,000.

During the two fiscal quarters ended November 2, 1996, cash generated by financing activities totaled $372,000. This increase in cash is primarily attributable to proceeds from the exercise of employee common stock options ($444,000) offset by a $59,000 repayment of a note payable.

Cash used in financing activities during the two fiscal quarters ended November 4, 1995, is the result of the repayment of a note payable to the bank ($206,000) offset by proceeds from the exercise of common stock options ($63,000).

INVENTORIES
The Company's inventory balances increased $1,417,000 in the current fiscal quarter and $1,698,000 on a fiscal year to date basis. This increase is primarily attributable to increased frame relay product subassemblies. The Company purchased such inventory in anticipation of current quarter orders that were delayed, rescheduled for delivery in future quarters, or did not materialize as forecast. The Company will use this inventory in the normal course of business in support of future selling efforts. Further, material purchases during the Company's third fiscal quarter will be significantly lower than that of the second fiscal quarter. This increase was offset by current quarter decreases in analog modem inventory ($89,000) and data compression product inventory ($67,000). On a fiscal year to date basis, analog modem inventory has declined $221,000 and data compression inventory has declined $117,000.

The Company currently has a recorded reserve for inventory obsolescence of $600,000. The specific targets of this reserve are the data compression and analog modem inventories, which have been declining. The market for the Company's data compression products is in the international market where circuit costs are higher and the economies offered by compression are greater. The Company continues to sell analog modems for specialized applications, however, it has no plans to sell into the consumer market for low end modems. The Company believes it will be able to ship and/or liquidate its current inventory levels profitably and that its reserve for inventory obsolescence and excess inventory is adequate.

                                (Page 10 of 13)

SHAREHOLDERS' EQUITY
Shareholders' equity decreased $392,000 in the current quarter and increased $214,000 on a fiscal year to date basis. The changes in shareholders' equity are attributable to the current quarter and year to date losses offset by funds generated from the exercise of employee stock options.

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






                                (Page 11 of 13)

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

The United States Securities and Exchange Commission ("SEC") is currently conducting a confidential inquiry pursuant to a formal order directing a private investigation relating to certain prior public disclosures and periodic reports of the Company. This inquiry, which commenced in September 1994, is confidential and should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The Company is cooperating fully with the SEC Staff. The Company is confident that the inquiry will be resolved in the near future, although no assurance can be given that such will be the case.

On April 9, 1996, Gary H. Davison, a former officer and director of the Company commenced an action in the Circuit Court of Loudon County, Virginia seeking indemnification for legal fees to be incurred in connection with his testimony as it relates to the investigation by the SEC. Prior to the commencement of this lawsuit, the Company's Board of Directors had authorized indemnification in the amount of $5,000, subject to its review and approval of Mr. Davison's Counsel's fees. Such indemnification was based on what was considered reasonable and equitable. In his lawsuit, Davison seeks reimbursement in excess of this amount and for reimbursement of the costs of his lawsuit. On September 6, 1996, Davison was granted partial summary judgement on the issue of liability in this action with the matter of reasonableness and amount of the fees to be determined at a subsequent hearing. The Company is considering its options which may include an appeal on the Court's decision.

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

                                          FASTCOMM COMMUNICATIONS CORPORATION
                                              (Registrant)





Date: December 16, 1996        By:    /s/ PETER C. MADSEN
                                   -----------------------------------
                                          Peter C. Madsen
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors
                                          (Principal Executive Officer)







Date: December 16, 1996         By:   /s/ MARK H. RAFFERTY
                                   -----------------------------------
                                          Mark H. Rafferty
                                          Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)






                                (Page 13 of 13)