Form 10-Q
period 1997-02-01
FASTCOMM COMMUNICATIONS CORP
filed 1997-03-17
CIK 828529

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        February 1, 1997        .
                               --------------------------------

[   ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For the transaction period from                          to
                               ------------------------
-----------------------------

Commission file number        0-17168       .
                       ----------------------

                     FASTCOMM COMMUNICATIONS CORPORATION
                     -----------------------------------
           (Exact name of registrant as specified in its charter)


               Virginia                                 54-1289115            .
---------------------------------              --------------------------------
  (State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation of Organization)                       Identification No.)


                              45472 Holiday Drive
                            Sterling, Virginia 20166

--------------------------------------------------------------------------------
               (Address of principal executive offices, Zip code)


                                 (703) 318-7750

--------------------------------------------------------------------------------
              (Registrants telephone number, including area code)
              ---------------------------------------------------

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

As of March 6, 1997, there were 10,037,318 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

No exhibits are filed with this report, which consists of 13 consecutively numbered pages.

                      FASTCOMM COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS




PART I           FINANCIAL INFORMATION                                                        PAGE NO.
                                                                                              --------

         Item 1. Financial Statements

                          Consolidated Statements of Operations
                          Fiscal quarter and three fiscal quarters ended
                          February 1, 1997 and February 3, 1996 . . . . . . . . . . . . . . . . .3

                          Consolidated Balance Sheets
                          February 1, 1997, and April 30, 1996  . . . . . . . . . . . . . . . . .4

                          Consolidated Statements of Cash Flows
                          Fiscal quarter and three fiscal quarters ended
                          February 1, 1997 and February 3, 1996 . . . . . . . . . . . . . . . . .5

                          Notes to Consolidated Financial Statements  . . . . . . . . . . . . .6-7

         Item 2           Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8-11

PART II                   OTHER INFORMATION

         Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13






                                 (Page 2 of 13)

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           FASTCOMM COMMUNICATIONS CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS

                          (unaudited)

                                                    Fiscal quarter ended                    Three fiscal quarters ended
                                              ---------------------------------          --------------------------------
                                              February 01,         February 03,          February 01,         February 03,
                                                 1997                 1996                  1997                 1996
                                              ------------         ------------          ------------         -----------
Revenue                                        $2,358,065           $3,050,895            $7,796,470          $6,292,148

Expenses
    Cost of sales                               1,059,744            1,489,821             3,461,559           3,124,341
    Selling, general and administrative         1,093,000            1,001,217             3,447,925           3,046,075
    Research and development                      532,156              350,136             1,397,401             989,346
    Depreciation and amortization                  63,713               58,555               197,184             199,274
    In process research and development            75,000                                     75,000
                                              ------------         ------------          ------------         -----------

Income (loss) from operations                    (465,548)             151,166              (782,599)         (1,066,888)

Other income (expense)
    Other income                                   (1,912)              19,572                19,400              21,524
    Interest income                                23,347               39,933                99,137              97,831
    Interest expense                                 (573)              (4,527)              (10,469)            (19,863)
                                              ------------         ------------          ------------         -----------

Net income (loss)                               ($444,686)            $206,144              (674,531)          ($967,396)
                                              ===========          ===========           ============         ===========


Earnings (loss) per share
         Primary                                   ($0.04)               $0.02                ($0.07)             ($0.10)
         Fully diluted                             ($0.04)               $0.02                ($0.07)             ($0.10)

Weighted average number of shares
         Primary                               10,022,824            9,780,384             9,902,004           9,478,959
         Fully diluted                         10,022,824            9,780,384             9,902,004           9,478,959


     See accompanying notes to unaudited consolidated financial statements





                                 (Page 3 of 13)

                        FASTCOMM COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             February 01,            April 30,
                                                                1997                   1996
                                                            --------------         -------------
                                                              (unaudited)
Current assets
  Cash and cash equivalents                                   $2,428,023           $3,807,855
  Accounts receivable, net                                     2,700,662            2,371,149
  Inventories, net                                             2,828,506            1,732,151
  Prepaid and other                                              306,912              244,125
                                                             ------------          -----------
                                                               8,264,103            8,155,280


Property and equipment, net                                      669,423              435,952
Software license, rights and other intangibles                   183,189              255,856
Goodwill                                                         510,262
Other assets                                                     216,456              186,774
                                                             ------------          -----------
                                                              $9,843,433           $9,033,862
                                                             ============          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long term debt                             $137,756             $130,585
  Accounts payable                                             1,452,229            1,637,635
  Accrued payroll                                                115,844              159,091
  Other current liabilities                                      353,401              226,205
                                                             ------------          -----------
                                                               2,059,230            2,153,516

Long term debt                                                   104,985
                                                             ------------          -----------
                                                               2,164,215            2,153,516
                                                             ------------          -----------

Shareholders' equity
  Common stock, $.01 par value,                                  100,373               97,866
  (25,000,000 shares authorized; 10,037,318 and
  9,786,619 issued and outstanding)
  Additional paid in capital                                  16,079,359           14,608,463
  Accumulated deficit                                         (8,500,514)          (7,825,983)
                                                             ------------          -----------
  Total shareholders' equity                                   7,679,218            6,880,346

                                                             ------------          -----------
                                                              $9,843,433           $9,033,862
                                                             ============          ===========

     See accompanying notes to unaudited consolidated financial statements

                                 (Page 4 of 13)

                      FASTCOMM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                    Fiscal quarter ended          Three fiscal quarters ended
                                                            ---------------------------------    ------------------------------
                                                               February 1,        February 3,    February 1,        February 3
                                                                 1997               1996           1997               1996
                                                            --------------    ---------------    -------------   --------------
Operating activities
 Net income (loss)                                            ($444,686)         $206,144       ($674,531)         ($967,396)

Items not affecting cash
 Depreciation and amortization                                   63,713            58,555         197,184            199,274
 Provision for doubtful accounts                                (30,681)          (27,600)         20,007             (2,675)
 Provision for inventory obsolescence                           (15,000)           40,463         (15,000)           110,463
 Settlement in litigation                                                         (21,570)                           (21,570)
Changes in assets and liabilities, net of acquisition
 Accounts receivable                                           (418,791)       (1,018,068)        (49,000)        (1,448,008)
 Inventories                                                    882,229           (27,468)       (815,305)           (86,995)
 Prepaid and other current assets                               (50,201)          (48,314)        (53,216)           (39,133)
 Other non current assets                                        42,557            (6,772)         39,849            (58,484)
 Accounts payable and accrued liabilities                      (729,258)          206,543        (336,448)           503,113
 Other current liabilities                                      113,078           (78,407)        (63,805)           (55,444)

                                                            ------------      ------------     -----------       ------------
 Net cash used by operations                                   (587,040)         (716,494)     (1,750,265)        (1,866,855)
                                                            ------------      ------------     -----------       ------------

Investing activities
 Additions of property, plant and equipment                    (122,063)          (37,724)       (316,940)          (198,692)
 Purchase of long term investments                                                                (69,531)
 Reduction of investment collateral                                                                                  (26,131)
 Cash provided by acquisition                                   355,085                           355,085
 Purchase of intangibles                                                                                             374,687

                                                            ------------      ------------     -----------       ------------
 Net cash provided (used) by investing activities               233,022           (37,724)        (31,386)           149,864
                                                            ------------      ------------     -----------       ------------
Financing activities
 Proceeds from exercise of options                               29,785             8,537         473,404             71,224
 Repayment of notes payable                                                                       (71,585)          (201,924)

                                                            ------------      ------------     -----------       ------------
 Net cash provided (used) by financing activities                29,785             8,537         401,819           (130,700)
                                                            ------------      ------------     -----------       ------------

Net decrease in cash and equivalents                           (324,233)         (745,681)     (1,379,832)        (1,847,691)

Cash and cash equivalents, beginning of period                2,752,256         2,003,336       3,807,855          3,105,346
                                                            ------------      ------------     -----------       ------------

Cash and cash equivalents, end of period                    $ 2,428,023        $1,257,655      $2,428,023         $1,257,655
                                                            ============      ============     ===========       ============

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

The Company's fiscal year ends on April 30. For interim reporting purposes, the interim fiscal quarters are closed on the first weekend following the calendar quarter end date, unless the quarter end date falls on a weekend, in which case such weekend is used as the interim fiscal quarter end.

The quarter ended February 1, 1997, consisted of 91 calendar days the same as that of February 3, 1996.

2.       BUSINESS ACQUISITION
On January 31, 1997, the Company acquired Comstat Datacomm Corporation, ("CDC"), a Georgia corporation engaged in the data communications business. The aggregate purchase price amounted to $1,000,000 (subject to post closing adjustments) consisting of $900,000 funded at closing and an additional $100,000 of contingent consideration to be funded pending the occurrence of certain events the outcome of which management believes is determinable beyond a reasonable doubt. The Company funded this acquisition through the issuance of 146,563 shares of its common stock. An additional 43,985 shares of common stock with a fair value of approximately $300,000 have been placed in escrow and will be issued upon CDC achieving certain revenue targets for the fiscal year ended May 31, 1998. If such revenue targets are not met, the escrow shares will be canceled.

The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired. The Company recorded approximately $510,000 in goodwill related to this transaction. This goodwill will be amortized over a seven year period.

Approximately $75,000 of the total purchase price represented the value of in process research and development that had not reached technological feasibility and was charged to the Company's operations. As this transaction was concluded on the last business day of the Company's third fiscal quarter, the results of operations presented herein do not include that of CDC.

3.       EARNINGS (LOSS) PER SHARE
Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. The quarter ended February 1, 1997, and the three quarters ended February 1, 1997, do not include common share equivalents in that the inclusion of such equivalents would be antidilutive.





                                (Page 6 of 13)

4.       INVENTORIES
Inventories are valued at the lower of cost or market and consist of the following:

                                       February 01,       April 30,
                                           1997              1997
                                       ------------------------------
Production materials                     $1,766,367       $1,018,417
Work in process                             173,427          176,818
Finished goods                              888,712          536,916
                                       ------------------------------
                                         $2,828,506       $1,732,151
                                       ==============================

At February 1, 1997, inventory includes $190,000 in finished goods and $76,000 in raw materials purchased as part of the acquisition of Comstat Datacomm Corporation.

5.       RELATED PARTY TRANSACTIONS
During the three quarters ended February 1, 1997, the Company sold approximately $44,000 in product under normal terms and conditions to Newbridge Networks Corporation, a Canadian telecommunications company. FastComm sells to Newbridge under net 30 terms with prompt payment discounts. Such terms are consistent with that of similar customers. Title passes on shipment of product. Peter C. Madsen, President, Chief Executive Officer and Chairman of the Board of Directors of FastComm Communications Corporation is a Director of Newbridge Networks Corporation. The accounts receivable due from Newbridge totaled $900 at February 1, 1997, and $25,000 at April 30, 1996.

Thomas G. Amon, Director, is a partner in the law firm of Amon & Sabatini. Payments for services rendered to the Company by Amon & Sabatini in the current fiscal quarter totaled $1,009 and $81,009 for three quarters ended February 1, 1997.


6.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK
The quarter ended February 1, 1997, includes sales of $899,502, $329,204 and $309,305 representing, 38%, 14%, and 13%, respectively, of total revenues to three unrelated third party domestic corporations. As of February 1, 1997, accounts receivable includes $703,632, $211,649, and $68,294, respectively, due from these corporations.

On a fiscal year to date basis, sales include $2,002,768 and $1,479,685, representing 26% and 19% respectively, to two unrelated third party domestic corporations. As of February 1, 1997, accounts receivable includes $703,632 and $149,553, respectively, due from these corporations.


7.       SUPPLEMENTAL CASH FLOW INFORMATION

        Details of CDC acquisition:  ( Note 2 )
          Fair value of assets acquired                                   $1,291,536
          Liabilities assumed                                               (291,536)
          Stock issued                                                    (1,000,000)
                                                                          -----------
          Cash paid                                                              -
          Cash acquired                                                      355,084
                                                                          -----------
          Net cash provided by acquisition                                $  355,084
                                                                          ===========



                                (Page 7 of 13)

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUE

                                              Fiscal quarter ended                    Three fiscal quarters ended
                                          ----------------------------               -----------------------------
                                           February 01,   February 03,                February 01,   February 03,
                                               1997         1996                          1997          1996
                                           -------------  ------------                -------------  -------------
             Sales                           $2,358,065     $3,050,895                   $7,796,470    $6,292,148



Total revenues increased $711,000 (43%) compared with that of the previous quarter. This increase is primarily attributable to a increase in unit sales of frame relay access devices ($1,981,000 in the current fiscal quarter as compared with $1,388,000 in the second fiscal quarter). Increased unit sales of analog modems ($151,000) further contributed to this quarter over quarter increase in sales. The quarter ended February 1, 1997, included $137,000 in revenue derived from the upgrade of previously sold frame relay access devices.

Total revenues decreased $693,000 (23%) when compared with that of the corresponding quarter in the previous fiscal year. This decrease is primarily attributable to a decrease in unit sales of frame relay access products ($635,000), a decrease in the sale of data compression products ($161,000), offset by increased sales of analog modems ($138,000) and the previously mentioned upgrade revenue.

On a fiscal year to date basis, total revenues increased $1,504,000 when compared with that of the corresponding period in the previous fiscal year. This increase is primarily attributable to increased unit sales of frame relay access devices ($838,000), revenue derived from the upgrade of previously sold frame relay access devices ($505,000) and increased unit sales of analog modems ($197,000).

The quarter ended February 1, 1997, includes sales of $899,502, $329,204 and $309,305 representing, 38%, 14%, and 13%, respectively, of total revenues to three unrelated third party domestic corporations. On a fiscal year to date basis, sales include $2,002,768 and $1,479,685, representing 26% and 19% respectively, to two unrelated third party domestic corporations.

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

COST OF GOODS SOLD AND GROSS MARGIN

                                               Fiscal quarter ended                          Three fiscal quarters ended
                                             --------------------------                      -----------------------------
                                             February 01,   February 03,                      February 01,    February 03,
                                                1997           1996                              1997            1996
                                             ------------   ------------                      ------------    ------------
     Cost of sales                            $1,059,744    $1,489,821                         $3,461,559    $3,124,341

     Gross margin                                    55%           51%                                56%           50%


Gross margin is calculated by subtracting cost of sales from sales. Gross margins during the current fiscal quarter approximated 55%, as compared with 51% for the quarter ended February 3, 1996. The current quarter included approximately $137,000 in revenue from equipment upgrades. Gross margin on equipment upgrades is generally greater than that of product sales.





                                (Page 8 of 13)

On a fiscal year to date basis, gross margin approximated 56% as compared with 50% for the three fiscal quarters ended February 3, 1996. This 6% improvement is primarily attributable to $505,000 in sales of equipment upgrades and software development services both of which yield margins greater than that of product sales. This improvement is further attributable to reduced component costs and improved manufacturing efficiencies. The Company continues to focus on improving its gross margins, however, it can offer no assurance that the improvement experienced will continue.

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES


                                               Fiscal quarter ended                          Three fiscal quarters ended
                                             --------------------------                      -----------------------------
                                             February 01,   February 03,                      February 01,    February 03,
                                                1997           1996                              1997            1996
                                             ------------   ------------                      ------------    -----------
                                             $ 1,093,000     $1,001,217                        $3,447,925      $3,046,075


Selling, general and administrative expenses increased $92,000 or 9% over that of the corresponding quarter in the previous fiscal year. This increase is primarily attributable to costs associated with the opening of the Company's Australasia headquarters ($47,000), sales and marketing staff expansion ($27,000), increased bad debt expense ($72,000), offset by a decline in general and administrative salary and benefit costs ($26,000) and legal fees ($40,000).

On a fiscal year to date basis, selling, general and administrative expense increased $402,000 or 13% over that of the corresponding period in the previous
fiscal year.   This increase is primarily attributable to increased sales compensation costs associated with increased year to date sales and sales and marketing staff expansion ($199,000), increased advertising and promotion costs ($148,000), costs associated with the opening of the Company's Australasia operation ($109,000), increased bad debt expense ($123,000), offset by a decline in general and administrative salary and benefit costs ($161,000).





RESEARCH AND DEVELOPMENT EXPENSES



                                               Fiscal quarter ended                          Three fiscal quarters ended
                                             --------------------------                      -----------------------------
                                             February 01,   February 03,                      February 01,    February 03,
                                                1997           1996                              1997            1996
                                             ------------   ------------                      ------------    -----------
                                               $532,156       $350,136                         $1,397,401       $989,346


Research and development expenditures consist primarily of hardware and software engineering, personnel expenses, subcontracting costs, equipment, prototypes and facilities. Such expenditures increased $182,000 or 52% over that of the corresponding quarter in the previous fiscal year and $408,000 or
41% on a fiscal year to date basis.   The increase in such expenses is
primarily attributable to increased labor and material costs and international travel associated with new product development and new product prototypes.

The markets for the Company's products are characterized by continuing technological change. Management believes that significant expenditures for research and development will continue to be required in the future.

LIQUIDITY AND CAPITAL RESOURCES
At February 1, 1997, the Company had $2,428,000 in cash and cash equivalents including $355,000 in cash acquired with the purchase of CDC. Working capital amounted to $6,205,000 at February 1, 1997 and increased $123,000 during the fiscal quarter ended February 1, 1997, and increased $203,000 during the three fiscal quarters ended February 1, 1997. Such increases reflect the $744,000 in working capital acquired with the acquisition of CDC. Exclusive of the working capital attributable to CDC, working capital decreased by $621,000 during the fiscal quarter ended February 1, 1997, and decreased by $541,000 during the three fiscal quarters ended February 1, 1997 due principally to the operating losses incurred in each respective period.





                                 (Page 9 of 13)

The Company believes it has adequate capital for the foreseeable future to support its core business. However, the Company anticipates additional funding requirements to meet future expansion and research and development expenses.
It is anticipated that such funding will be generated by way of additional placements of debt or equity, through research and development arrangements funded by third parties and by investments by strategic partners. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company.

THIRD FISCAL QUARTER OF 1997 COMPARED TO THIRD FISCAL QUARTER OF 1996
Cash used by operations decreased from $716,000 in the quarter ended February 3, 1996 to $587,000 in the quarter ended February 1, 1997. The $129,000 decrease is primarily attributable to the $445,000 net loss for the current quarter as compared to a $206,000 net gain in the third quarter of fiscal 1996; decreased inventory purchases ($909,000) (net), decreased accounts receivable balances offset by decreased accounts payable balances.

Cash provided by investing activities totaled $233,000 resulting from the $355,000 provided by the acquisition of CDC offset by $122,000 in fixed asset purchases required to develop and produce new products.

THREE FISCAL QUARTERS ENDED FEBRUARY 1, 1997 COMPARED TO THREE FISCAL QUARTERS ENDED FEBRUARY 3, 1996
Cash used by operations decreased from $1,867,000 in the three fiscal quarters ended February 3, 1996 to $1,750,000 in the three fiscal quarters ended February 1, 1997. This $117,000 decrease in cash used in operating activities is primarily attributable to $675,000 net loss in the period as compared to the $967,000 net loss in the corresponding period of the prior fiscal year, improved accounts receivable balances $1,399,000 offset by $729,000 in net increased inventory expenditures and the pay down of accounts payable ($839,000).

Cash used by investing activities totaled $31,000 in the three fiscal quarters ended February 1, 1997. The Company utilized $317,000 to purchase fixed assets
required to develop and produce new products.   In addition, the Company
utilized $70,000 for investment purposes. This was offset by the $355,000 provided by the acquisition of CDC.

During the three fiscal quarters ended February 1, 1997, the Company generated $473,000 through the exercise of employee stock options.


INVENTORIES
The Company's inventory balances decreased $882,000 in the current fiscal quarter (exclusive of the $266,000 in inventory acquired from CDC) and increased $815,000 on a fiscal year to date basis (exclusive of the inventory acquired from CDC). The inventory balance as reported includes $266,000 in
inventory purchased as part of the acquisition of  CDC.   The decrease in the
current fiscal quarter is primarily attributable to the sale, at cost, of raw materials valued at $679,000 to a turnkey electronics equipment manufacturer. Under the terms and conditions of the agreement between the Company and this manufacturer, the Company will repurchase finished product from the manufacturer.

The fiscal year to date increase in inventory balances is primarily attributable to increased frame relay product subassemblies. The Company will use this inventory in the normal course of business in support of future selling efforts. This increase is offset by decreases in analog modem inventory ($113,000) and data compression product inventory ($71,000).

The Company currently has recorded a reserve for inventory obsolescence of $744,000. The specific targets of this reserve are data compression and analog modem inventories, which have been declining, and inventory acquired from CDC. The market for the Company's data compression products is in the international market where circuit costs are higher and the economies offered by compression are greater. The Company continues to sell analog modems for specialized applications, however, it has no plans to sell into the consumer market for low end modems. The Company believes it will be able to ship and/or liquidate its current inventory levels profitably and that its reserve for inventory obsolescence and excess inventory is adequate.





                                 (Page 10 of 13)

SHAREHOLDERS' EQUITY
Shareholders' equity increased $585,000 in the current quarter and increased $799,000 on a fiscal year to date basis. The changes in shareholders' equity are attributable to the current quarter and year to date losses offset by funds generated from the exercise of employee stock options and the issuance of common stock related to the CDC acquisition.

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

On April 9, 1996, Gary H. Davison, a former officer and director of the Company commenced an action in the Circuit Court of Loudon County, Virginia seeking indemnification for legal fees to be incurred in connection with his testimony as it relates to the investigation by the SEC. On February 24, 1997, the court issued an opinion awarding Davison $18,883 in attorneys fees, and certain costs, in connection with this matter. Davison's additional claim against FastComm for $56,745 in attorney's fees in connection with obtaining the indemnification order was reduced to $12,950 by the court. Davison's demand for advances for future expenses was also denied by the court.

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

                                   FASTCOMM COMMUNICATIONS CORPORATION
                                       (Registrant)




                                   /s/ Peter C. Madsen
Date: March 17, 1997           By:
                                  -----------------------------
                                       Peter C. Madsen
                                       President,  Chief Executive Officer
                                       and Chairman of the Board of Directors
                                       (Principal Executive Officer)





                                   /s/ Mark H. Rafferty
Date: March 17, 1997           By:
                                  -----------------------------
                                       Mark H. Rafferty
                                       Vice President,
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)





                                (Page 13 of 13)