Form 10-K
period 1997-04-30
FASTCOMM COMMUNICATIONS CORP
filed 1997-07-29
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1997

                                       OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


      For the transition period from                to
                                     --------------    ----------------

                        Commission File Number:  0-17168

                      FASTCOMM COMMUNICATIONS CORPORATION
    -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 VIRGINIA                                   54-1289115
    ----------------------------------------        -------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification Number)

           45472 HOLIDAY DRIVE
           STERLING, VIRGINIA                                   20166
    ----------------------------------------        -------------------------
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
Yes X    No
   ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on July 8, 1997, was $52,363,672 (7,757,581 shares times $6.75). As of July 8, 1997, there were 10,041,513 shares of the Common Stock of the registrant outstanding.

                      FASTCOMM COMMUNICATIONS CORPORATION

                                     INDEX


                                            PART I.                                                 PAGE

ITEM 1.             BUSINESS.                                                                          3
ITEM 2.             PROPERTIES.                                                                       10
ITEM 3.             LEGAL PROCEEDINGS.                                                                11
ITEM 4.             SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.                                11


                                            PART II.                                                PAGE

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER                     12
                    MATTERS.
ITEM 6.             SELECTED FINANCIAL DATA.                                                          15
ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                   16
                    RESULTS OF OPERATIONS.
ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                                      21
ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                   22
                    FINANCIAL DISCLOSURE.


                                            PART III.                                               PAGE

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.                               23
ITEM 11.            EXECUTIVE COMPENSATION.                                                           24
ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.                   29
ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                                   30


                                             PART IV.                                               PAGE

ITEM 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.                 31

                                    PART I.


ITEM 1.     BUSINESS

GENERAL

FastComm Communications Corporation (the "Company" or "FastComm"), a Virginia corporation, designs, manufactures, and sells telecommunications access devices that allow computer, terminal and telephone users to connect to public and private wide area (long distance) transmission networks, as provided by common carriers of voice, data and Internet services. Its products include a range of devices aimed at packetized services as well as digital leased-lines, Switched 56 networks, Integrated Services Digital Network (ISDN) and Internet protocol ("IP") router networks (both private and public, i.e., the "Internet").

The Company's strategy is to produce the highest value-add network access devices--that are the easiest to install, use, and maintain--for several market segments: Legacy-to-LAN transition, Internet/Intranet access, and Voice/Fax and Data integration. The Company targets business customers primarily, and designs its products for volume sales through distribution. The Company's strategy makes its products appealing to network product and service dealers, systems integrators, telephone carriers, PTT's, original equipment manufacturers ("OEM's") and other resellers who form the main distribution channels for the Company, and who provide installation and maintenance services in the United States and internationally.

The Company was incorporated as MicroTel, Inc. under the laws of the Commonwealth of Virginia in May 1983. The Company changed its name to Data Safe Incorporated in February 1984; to Electronic Vaults, Inc., in August 1984; and to FastComm Communications Corporation, in October 1987.

During the fiscal year ended April 30, 1997, the Company acquired Comstat Datacomm Corporation, ("CDC or Comstat"), a Georgia corporation engaged in the data communications business. (See Item 7. Business Acquisition)

FastComm shares are traded publicly on the NASDAQ National Market under the symbol FSCX.

NETWORKING INDUSTRY

The networking industry encompasses a broad range of communications services and equipment. Communications in the form of voice, data, Internet traffic, electronic mail, facsimile, imaging, video teleconferencing, on-line transaction processing and other forms of information are transmitted across wide-area communications networks. As demand for these information services grows, the demand on communications networks is increasing in terms of the number of sites and users, the number of formats and types of information, and the volume and speed of information to be communicated by each user.

The wide area networking (WAN) industry divides itself into logically into two major areas:

1. Backbone components and systems, consisting of large switches and multiplexers, plus the wide area network (WAN) transmission lines that provide connectivity for these devices. Public network service providers purchase backbone components for their Central Offices. Private networks install them at headquarters, major regional centers, and the largest branch locations.

2. Access devices, typically smaller equipment located in customer branch offices and attached to the backbone network through a single digital telephone line. An access device may be part of a local area network (LAN) within a building or site.

FASTCOMM'S PRODUCTS

The Company's products are based on the second category, the access device segment of the networking industry. The market potential for access products (in units) is far greater than that of backbone and systems products because of the typical ratio of branch offices to headquarters business locations. In addition, companies are increasingly providing more networked applications and connectivity to their branch offices. As circuit line costs decline and the bandwidth demands increase, these sites are increasingly able to justify a dedicated network connection (as opposed to dial-up).

The original communication networks implemented by businesses were based on dial-up connections for branch offices, and dedicated (leased) circuits for larger regional offices. While residential connectivity in the US remains dial-up, the bulk of the business traffic is carried on dedicated digital lines.

FastComm's early products, primarily analog modems, connected to analog lines. Starting in 1990, the Company developed and promoted new products for connection to digital lines, responding to the needs of businesses. Digital access devices now constitute the majority of the Company's business.

FRAME RELAY ACCESS DEVICES

The majority of the Company's revenue comes from the sale of frame relay access devices ("FRADs") and multiprotocol access routers. Frame relay is a simple way to transfer (relay) blocks of data (frames) on a "best effort" basis (without error correction) across a public or private network. Frame relay takes advantage of the high-quality (low error rate) of optical fiber transmission lines to simplify communications by not correcting errors. Error correction is performed by computers and terminals attached to the network, not the network itself. Frame relay standards define the format for the data blocks sent to the network. The Company's frame relay access devices and routers adapt terminals, computers, telephone equipment, and facsimile machines to the industry standard frame relay format. FRAD market studies from major consultants such as the Yankee Group and Vertical Systems indicate a growth rate of over 100% per year for the past three years. Frame relay service revenues and unit counts are expected to continue to grow at or near this rate.

The Company initially displayed its frame relay technology in the Fall of 1991, when it was the first to publicly demonstrate voice transmission over a public frame relay network.

The Company's FRADs and routers connect PCs, workstations, local area networks ("LAN"), and host computers to a frame relay service. Data formats on FastComm FRADs are compatible with standard routers for the most important LAN protocols: IP, IPX, and AppleTalk(TM). A solution mixing FRADs at some sites with routers at others is less expensive than deploying routers everywhere. Certain Internet service providers (ISPs) offer FastComm FRADs or routers as part of their product package, with frame relay service between the ISP site and those customers who require full time Internet access or to maintain a home page on the World Wide Web.

In addition to standards compatibility, FastComm relies on additional proprietary features to add value and distinguish its products. To the best of the Company's knowledge, no competitors currently offer, in a single product line, all the features listed below:

1. Automatic installation has been a key advantage, in the form of two specific features that make FastComm products easier to install than those of its competition.

   - FastConnect(TM) allows a FastComm FRAD to learn how the frame relay network switch is configured.
   -   FastConfig(TM) allows an EtherFRAD(TM), RingFRAD(TM) or
       WEB.router(TM) access device to learn its IP addressing.

2. MaximumPRIORITY(TM) and FastRATE(TM) features provide sophisticated, multiprotocol prioritization and congestion control, a feature typically found only in transmission switches.

3. A menu system on a port dedicated to management and configuration guides a user at a terminal to select and set options for the installation process or to perform maintenance procedures. It also offers easy access to management information and statistics. Competitors, in contrast, typically offer only a command line which requires the user to learn and manually enter exact commands in the proper format and order. This is a slow, error prone and costly process.

An appealing feature of FastComm FRADs is their ability to handle terminal protocols with intelligence. An example of this intelligence is seen when dealing with polled protocols like IBM's SDLC (synchronous data link control) where more than half the data on a line may be overhead, not information. FastComm FRADs can eliminate this polling overhead and pass only user information. The equipment emulates multidrop lines, the most common type found in over 50,000 SNA networks. FastComm FRADs save bandwidth, improve response times and simplify network topologies.

Recent versions of the front end processor for IBM mainframe computers and the midrange AS/400 are compatible with direct connections to frame relay networks. FastComm is developing the software to support the protocol conversion necessary to interoperate directly with a front end processor or AS/400. As with router networks, FRADs at remote sites with terminal cluster controllers can reduce the overall cost of a network.

Additional customer interest has been expressed in the direct Ethernet LAN port on the EtherFRAD(TM) models, the Token Ring port in RingFRAD(TM) models, and in the data compression hardware option that has been shipped with the QuadFRAD(TM) models and will be offered in other models in the future based on market demand.

Voice over frame relay became popular during fiscal 1997. In response, the Company introduced the VoiceFRAD(TM) a low cost multiport/multiprotocol voice over frame relay access device. FastComm VoiceFRADs(TM) provide cost effective data and voice access over frame relay networks and support a variety of standard voice interfaces. Voice is digitized and compressed using a CELP algorithm that produces high voice quality at compression ratios of 8:1 and more. Silence suppression halves the bandwidth during the call, effectively producing up to 16:1 compression. Frames are sent only during conversation. Signaling is passed transparently. Facsimile is demodulated and handled as data. A FAX call is recognized from modem / FAX tones and converted to a digital signal. In the frame relay format, a FAX connection is treated and carried like any other data.

Frame relay products contributed approximately 80% of total revenue for fiscal year 1997.

WEB.ROUTER(TM)

The WEB.router(TM) product, a low cost Internet access router, provides the Company's solution for Internet access over frame relay. The Internet and its World Wide Web are usually accessed over a dialed up connection or a leased line carrying the Internet Protocol (IP) in a format called Point to Point Protocol (PPP). With the large number of new Internet users, service providers are finding frame relay an efficient way to offer connections to many customers over a single data line at the ISP's site. WEB.router(TM) devices were designed for Intranet applications of World Wide Web technology (within companies) as well as general Internet access devices.

ISDN

The Company is nearing completion of a Basic Rate Interface (BRI) to attach to the ISDN (Integrated Services Digital Network). This module becomes part of an EtherFRAD, for example. The BRI is an all-digital method to access the central office. A BRI can carry frame relay and voice at the same time. Software enhancements allow a Company product to use the BRI as its main connection, or as a way to dial up a replacement connection if for any reason the primary frame relay access line is lost. The BRI option will be offered in different versions for North America and Europe.

DATA CONTROLLER

Data Controllers are small data PABX's that allow up to seven devices to be managed with a single telephone line and modem. A management station places one call to the data controller, then communicates with up to seven attached devices. A typical example would be a branch office equipped with a CSU, multiplexer, bridge or router, terminal controller, and voice PABX or key system. In addition to supporting dial-in access, the Data Controller will accept information from any of the managed devices, then dial out to the central management station, through the modem, and deliver that information -- for example, an alarm message. This product is sold as the SuperView(TM) device.

DATA COMPRESSION

FastComm put the original Time Machine data compressor into production in May 1992. It is still believed, based upon reports in industry periodicals, to be the fastest commercially available leased line data compressor. Two inputs at up to 6 million bits per second ("Mbit/s") are compressed into a single 2 Mbit/s line. The Time Machine consistently shows compression ratios of 2.5 or 3 to 1, and has demonstrated over 4 to 1 (exact ratio of compression depends on the nature of the data). Compression technology has since been built into certain FastComm FRADs, as discussed above.

ATM ACCESS

FastComm has developed an ATM Access product in conjunction with HyNET, Ltd., now Hynex. (see "New Product Development" below.) The LAN SARgent(TM) is a small-site access device that connects both an Ethernet Local Area Network port and a serial data port (normal data connection) to a public ATM service or a private ATM network. The connection from the LAN SARgent(TM) to the ATM network is a standard T-1 or E-1 digital line.

The Company recently completed the development of this product. The product has achieved the required safety certifications and can now be sold commercially.

MODEMS

The Company continues to sell its analog modems for specialized data applications that use unusual features like multiple layers of password
protection and dial back security.   No effort is made to participate in the
highly competitive consumer market for inexpensive low-end modems due to the low margins of this business. The Company has taken advantage of its modem expertise to offer V.35/56K modem options for its FRAD and router products.

COMSTAT DATACOMM QUICK PRODUCT LINE

In January 1997, the Company acquired Comstat Datacomm Corporation, a privately held firm engaged in the design, manufacture and sale of networking products for the banking services and manufacturing market segments. Comstat targets Unisys A and C-series mainframe customers, and others, who require more cost-effective networking solutions for communications between legacy applications / equipment and LAN applications.

NEW PRODUCT DEVELOPMENT

The Company invests heavily in research and development ("R&D") and expects such investment to continue. Recorded expenses for research and development have been as follows:

            FY 1997  $1,967,000            18% of revenue
            FY 1996  $1,412,000            14% of revenue
            FY 1995  $  916,000            22% of revenue

The R&D plan includes new digital access products in addition to add-on features for existing FRADs.

Announced products include:

(1) ISDN (Integrated Services Digital Network) basic rate interface ("BRI"), will offer an alternative to the integral 56 Kbps DSU/CSU for principal access, or dial backup protection. Several telephone companies tariffed ISDN BRI access to their frame relay networks during 1997.

(2)         Integral T-1 and E-1 (1.5 and 2 Mbps, respectively) CSU options.
            These CSU interfaces are increasingly popular with customers. The Company's ability to offer these options integral to its products, and as a managed part of the network access device is a distinguishing feature. The Company plans initial shipments of the integral CSU version of its products in the first quarter of its fiscal year 1998.

(3) MaximumPRIORITY(TM) and FastRATE(TM) software features were completed in FY 1997. These features enable the Company's FRAD and router products to combine multiple "mission critical" applications over a single network connection, while offering superior quality of service. When used in conjunction with a wide area network or service that also offers prioritization of applications (virtual circuits), the Company's products can be used to offer end-to-end prioritization, a highly distinguishing feature.

Initial hardware and software design for ISDN access was completed in FY 1997. Hardware and software work is progressing in the first quarter of fiscal year 1998 for T-1 and E-1. Software for the MaximumPRIORITY(TM) and FastRATE(TM) software features was completed in FY 1997. In addition, the company updated its 56 Kbps DSU/CSU design to incorporate 64 Kbps capability (DDSII(TM)).

Hardware and software design for the SARgent(TM) is under a joint development agreement with HyNET, Ltd., now Hynex, an Israeli company. Work was financed in part by a grant from the Binational Industrial Research and Development Foundation (BIRD Foundation), a joint effort of the U.S. and Israeli governments. Under the terms of BIRD grants, money they advance to fund product development is repaid via a small royalty on those products as they are sold. Repayment is capped at 150% of the grant amount. There is no minimum repayment.

One goal of all FastComm products designs is that they be priced aggressively. Product development stresses low cost, reliable components and ease of assembly. A modular approach allows many different products to be created from a few basic components. For example, the integral DSU/CSU for 56 Kbps is the same in all FRADs and low end data compression products.

To keep costs low or to bring a product to market quickly, any design may be done entirely internally, externally, jointly with another firm, or from licensed technology.

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

The Company's ability to anticipate changes in technology, industry standards and communications service provider offerings, and to develop and introduce new and enhanced products on a timely basis that are successful in the market will be a significant factor in the Company's competitive position and in its prospects for growth.

BACKLOG

Because of its quarterly design and build cycle, the Company builds and fills essentially all of its customer orders within the fiscal quarter of receipt. Backlog of undeliverable orders is usually not significant. Management believes that the Company's backlog as of any given date is not necessarily indicative of actual revenues for any succeeding period.

Alcatel Data Networks ("Alcatel") and FastComm announced a partnership for voice and data frame relay access devices on July 1, 1996. During FY 1997, the company engaged in training of Alcatel Sales and Service personnel on a worldwide basis. Volume shipments of the Alcatel private label versions of the Company's FRADs began in latter half of FY 1997.

Management knows of no material effect from compliance with environmental laws or regulations.

SEASONALITY AND INFLATION

The Company's operations have not proven to be seasonal, although quarterly revenue and net income may vary. Although the Company cannot accurately determine the amounts attributable thereto, the Company has been affected by inflation through increased costs of employee compensation and other operating expenses. The Company believes that inflation has not had a material effect on the Company's results of operation or financial condition.

MARKETING AND SALES

DOMESTIC

FastComm sells its products primarily via indirect channels such as value added resellers, systems integrators, major telephone companies, PTT's, OEM's and distributors. These entities provide the installation and local maintenance support required by end-user customers. The Company has chosen not to seek direct sales to end users that do not provide their own field support organization.

As of July 1997, resellers of the Company's products include Newbridge Networks Inc., Nynex, Unisys, GTE, Ascom Timeplex, General DataComm (GDC), Optical Data Systems (ODS) and Alcatel Data Networks. These resellers, along with others not mentioned, issue firm purchase orders to the Company, take volume shipments against these orders and resell the FastComm product to smaller dealers and end
users.   Title to products transfers to the reseller upon shipment.

Certain Resellers may request a stock adjustment/rotation twice annually and a stock update at any time. "Stock adjustment/rotation" and "stock update" are agreements whereby FastComm permits a reseller, at FastComm's sole discretion, to return already purchased but unused and still current products to FastComm. Stock adjustments and updates, which require the approval of an officer of FastComm, are granted for specific purposes:

- Stock adjustment/rotation allows an exchange for other FastComm products of equal value. At the sole discretion of FastComm, stock adjustments may be limited to 10% or 20% of the value of product ordered and accepted by the reseller during the prior six-month period.

- Stock updates may be approved for either warranty revalidation and/or software revision level changes on products that are then returned to the dealer. At FastComm's sole discretion, returned products may be exchanged for the same types of equipment from inventory.

FastComm, at its sole discretion, may charge a reseller a "restocking charge" of up to 20% to execute a stock adjustment or stock update. Stock adjustment/rotation and stock update do not permit distributors to return purchased merchandise for a refund.

The Company's practices concerning stock adjustment/rotation and stock updates are believed to be consistent with those of the communications manufacturing industry, based on management's experiences with similar companies.

Normally, payment in full is due within thirty days from date of shipment to the reseller. The Company offers extended payment terms in certain situations. The Company also offers prompt payment discounts. Although normal payment terms are net 30 days from date of shipment, as a practical matter, the Company normally receives payments on accounts receivable beyond thirty (30) days, even from its most credit-worthy customers. Management does not believe that its credit and collection history is substantially different from other companies in the data-communications industry, based on management's experiences with similar companies.

With the exception of the stock rotation policies as discussed above and product warranty, the Company is not contractually obligated to accept returned merchandise.

During fiscal year 1997 sales to System One Corporation and GTE Telephone Operations accounted for 29% and 16% of sales, respectively. During fiscal year 1996 sales to System One Corporation and GTE Telephone Corporation accounted
for 31% and 21% of sales, respectively.   C&L Communications Corporation
accounted for sales of 15% in fiscal year 1995.

There were no Government contracts during the fiscal year that were subject to renegotiation of profits or termination.

INTERNATIONAL

In the international marketplace, independent distributors represent the Company in more than 30 countries. These firms are most often locally owned and managed, which gives them an important presence in their markets. Terms of international distribution agreements are similar to domestic agreements and grant to the distributor similar stock adjustment and stock update rights. In most cases, a distributor obtains non-exclusive rights to all FastComm products for a specific geographic area. In 1997, 1996 and 1995, the Company had export sales to foreign customers totaling $846,000, $1,300,000 and $1,200,000 respectively.

The Company believes that the international marketplace offers excellent sales opportunities for its products and has established a global sales and marketing strategy. Accordingly, in September, 1996, FastComm established a regional headquarters in Australia to serve the Asia and Pacific Rim markets. In November, 1996, the Company hired an experienced executive to head its sales and business development efforts in Latin America. Subsequent to the end of the current fiscal year, the Company retained an experienced executive who will establish a sales and marketing presence in Europe. It is anticipated that the partnership with Alcatel Data Networks will enhance the Company's international business in the future, although no assurance can be given that such will be the case.

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


CUSTOMER SUPPORT AND SERVICE

The Company maintains a technical support staff. Their work primarily supports resellers, but end users are periodically given technical information and assistance by telephone. For new products or features, including beta tests, Company personnel will visit end user sites to participate in installation and training.

Diebold, Inc. and Unisys have signed agreements with the Company whereby they assume responsibility for installation and/or maintenance of FastComm products
sold by them or by third parties.   The Company anticipates entering into
similar agreements with others in the future.

PROMOTION

Advertising in trade publications has expanded from pure product/feature presentations to stress unique benefits and the Company's strong points. Most publications in which the Company advertises have international circulation, aiding the Company's selling efforts outside the U.S.

The Company participates regularly in industry trade shows in order to meet prospective customers, generate sales leads, communicate with the press, and to do market research. The Company exhibits under its own name and also takes opportunities to exhibit with its dealers and distributors who show FastComm products.

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

The primary competition for each of the Company's major products is as follows:

FRAME RELAY ACCESS DEVICES: This continues to be a developing market, where functionality differences among vendors still persist. FastComm enjoys an advantage in its ability to handle legacy protocols as well as LAN traffic, an integral CSU, small size, a low price, and automatic self-configuration features that simplify installation. Other vendors with distinguishing features focus on specific applications or market niches, with feature sets or distribution channels. The EtherFRAD(TM), because of its compatibility with routers, competes with the low end products of most router vendors. They attempt to compete on name recognition, size, or backbone router features rather than strictly as an access product.

DATA COMPRESSORS: The only competitor to the large Time Machine is Magnalink, a subsidiary of Telco Systems, Inc., which focuses its sales force on this one product.

ATM ACCESS DEVICES: The LAN SARgent(TM), an Ethernet bridge over T-1 ATM service, competes in a new market segment where the competition is not clearly defined. Competition has emerged in the form of add-in modules to existing routers and bridges, and from new products based on ATM transmission.

VOICE OVER FRAME RELAY: Many FRAD vendors have shipped FRADs with voice capability, and several have gained reputations for having voice. The initial shipments of FastComm VoiceFRAD(TM) product occurred during FY 1997. The VoiceFRAD(TM) product combines the Company's data expertise with voice functions, and thus set a new benchmark for voice/data integration in a market that has competed largely on voice quality or voice compression ratios.


LICENSES, PATENTS, AND TRADEMARKS

The communications industry traditionally relies more on trade secrets and rapid obsolescence than patents. None of the Company's current products is protected by patent except the autodialer card. This patent expires on November 21, 2006.

Outside technology is in turn licensed by the Company for its product development. The cost to license software from commercial vendors is less than the loaded cost of internal developments. Licensing also speeds product delivery. All of the software licenses currently owned by the Company are perpetual. The Company expects to license additional software, particularly in areas that are highly standardized and have multiple sources to minimize costs.

Microcom Networking Protocol Classes 5 and 7, which provide data compression in modems, have been licensed permanently by the Company, on a non-exclusive basis, for a one-time payment made in 1986.

Software related to the ISDN interface was licensed for integration into FRADs.

MANUFACTURING

The Company's manufacturing process consists of planning, purchasing, material management, circuit board assembly, final assembly and testing. FastComm manufacturing personnel perform all of these functions with the exception of circuit board assembly which for the most part is outsourced to third party manufacturers. The Company believes that the outsourcing of manufacturing preserves capital for other business purposes. The Company will continue this outsourcing activity and will utilize its existing manufacturing facilities for short runs and prototype development.

The number of components the Company purchases has declined due to its increased use of third party manufacturers. Component parts that the Company does purchase are normally delivered on an as-needed basis to control inventory levels and working capital needs. In the 1994 fiscal year, the Company negotiated reduced component prices from essentially all of its suppliers based on a best-efforts commitment to purchase all expected quantities from the same sources. These agreements remain in place, and in some instances, further price reductions have been negotiated. The Company continues to negotiate with all of its suppliers in an effort to obtain the best pricing possible.

All but a few specialized components are available from multiple sources. Single-source items are all from large vendors with stable histories of supplying material as needed. FastComm has established strong relationships with key vendors to reduce the risk of significant shortages or delays relating to availability of materials. Shortages or delays in the supply of components, however, could adversely affect the Company's ability to meet scheduled product shipments in any particular fiscal quarter, which could materially affect the Company's near term operating results. Management believes the loss of any supplier would not be materially detrimental to the Company's business in the long term.

The Company enters into contracts with other manufacturers to acquire equipment to resell. The Company puts its name or that of a customer on these products for its existing distribution channels. These products include VoiceFRADs(TM) which the Company resells under both its own name and under that of customers.

The Company employs a Quality Assurance Manager who reports directly to the President on all quality matters.

During fiscal 1995, the Company transferred, at cost, analog modem raw materials and subassemblies valued at $273,000 to an unaffiliated electronics manufacturer. Under the terms of this agreement, the manufacturer will build and resell the modems to FastComm on an as needed basis or may sell the modems to its own customers. No revenue was recognized in connection with this transfer of inventory.

Under the original terms of this agreement, the electronics manufacturer may at its option, require the Company to repurchase any modem raw materials on hand after calendar 1995. To date, the electronics manufacturer has not exercised this option. The Company continues to purchase analog modems from this manufacturer and resells such modems to its customers.

Management knows of no material effect on its business from compliance with environmental laws and regulations.

EMPLOYEES

At July 8, 1997, the Company had 78 full-time employees. None of the Company's employees is covered by a collective bargaining agreement, and the Company believes that its employee relations are satisfactory.


ITEM 2.     PROPERTIES

The Company's executive, administrative, manufacturing, research and development and marketing operations are located in a leased 17,000 square foot facility in Sterling, Virginia. Aggregate base rent and common charges for this facility approximated $218,000 for the fiscal year ended April 30, 1997. This facility lease expires in May of 1998 and contains various early termination or extension provisions as well as options to lease additional space.

The Company leases an additional 6,000 square foot facility in Lawrenceville, Georgia, that supports the operation of its wholly owned subsidiary, Comstat Datacomm Corporation. The Company entered into this agreement in February, 1997. Aggregate base rent and common charges for this facility approximated $22,000 for the fiscal year ended April 30, 1997. Under the terms and conditions of this lease which expires in January 1998, FastComm will be granted the first right of refusal for two additional lease terms of two years each.

The Company also leases a small sales office in Colorado.

Management believes that its leased facilities adequately serve the Company's present needs.


ITEM 3.     LEGAL PROCEEDINGS

The United States Securities and Exchange Commission ("SEC") is currently conducting an inquiry pursuant to an order directing a private investigation relating to certain prior public disclosures and periodic reports of the Company. This inquiry, which commenced in September, 1994, is confidential and should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The Company is cooperating with the SEC Staff.

The Company is a party to two lawsuits filed by a former employee and director, Gary H. Davison. Davison commenced these actions on March 13, 1997, in the Circuit Court of Fairfax County, Virginia. He seeks judgment and damages for wrongful termination of employment, fraud, breach of contract and tortious interference with contractural relations. On July 11, 1997 the claim for wrongful termination was dismissed with Davison given leave to amend his complaint. On May 19, 1997, the claim for fraud was non-suited and the claim for tortious interference with contractural relations was dismissed with prejudice.

The Company's position, as reflected in its demurrers sustained by the Court, is that Mr. Davison's allegations with respect to wrongful termination fail to demonstrate that his termination violated public policy. Mr. Davison's claim for breach of contract is based upon an alleged agreement between himself and the Company concerning the immediate vesting to him of options to purchase 100,000 shares of FastComm common stock on the date he began employment with FastComm. The Company has provided Davison's counsel with documents signed by Davison and filed with the U.S. Securities and Exchange Commission on which Davison failed to report the existence of this alleged agreement, as he was obligated to do under federal securities law. These documents appear to be entirely inconsistent with the allegations in Davison's complaint. The Company believes that it has meritorious defenses to these lawsuits and intends to defend these actions vigorously.

No other material legal proceeding to which the Company is party or to which the Company is subject is pending and no such proceeding is known by the Company to be contemplated.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Company during the year ended April 30, 1997.

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


                                                                                     High          Low
                                                                                     ----          ---

Fiscal Year Ended April 30, 1997:

              First Quarter   . . . . . . . . . . . . . . . . . . . . . . .       $19 7/8           $12
              Second Quarter  . . . . . . . . . . . . . . . . . . . . . . .            13        7  1/2
              Third Quarter   . . . . . . . . . . . . . . . . . . . . . . .         9 1/8        5  5/8
              Fourth Quarter    . . . . . . . . . . . . . . . . . . . . .           7 3/8        4 1/16

                                                                                     High          Low
                                                                                     ----          ---
Fiscal Year Ended April 30, 1996:

              First Quarter   . . . . . . . . . . . . . . . . . . . . . . .        $5 7/8       $4 3/4
              Second Quarter  . . . . . . . . . . . . . . . . . . . . . . .             7        4 1/2
              Third Quarter   . . . . . . . . . . . . . . . . . . . . . . .         7 3/8        4 5/8
              Fourth Quarter    . . . . . . . . . . . . . . . . . . . . .          17 1/2      6 15/16



As of July 8, 1997, there were 202 registered holders of record of the Common Stock and the closing sale price on such date for the Common Stock as reported by NASDAQ was $6.75 per share.

The Company has not paid dividends on its Common Stock. The Company anticipates that it will retain all earnings to finance the operation and growth of its business and does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THE COMPANY CAUTIONS THAT CERTAIN STATEMENTS IN THIS REPORT AND IN COMPANY'S OTHER PERIODIC REPORTS FILED PURSUANT TO THE UNITED STATES SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE , MAY BE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT, THE "SAFE HARBOR" FOR FORWARD LOOKING STATEMENTS ENACTED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT ON 1995. THE FORWARD LOOKING STATEMENTS THAT MAY BE CONTAINED IN THE COMPANY'S REPORTS UNDER THE EXCHANGE ACT AND IN OTHER ORAL OR WRITTEN STATEMENTS MADE BY THE COMPANY OR BY ITS AUTHORIZED REPRESENTATIVES INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. AS A CONSEQUENCE, ACTUAL RESULTS MIGHT DIFFER MATERIALLY FROM RESULTS FORECAST OR SUGGESTED IN THESE FORWARD LOOKING STATEMENTS. SOME OF THESE RISKS AND UNCERTAINTIES ARE IDENTIFIED IN THE DISCUSSION TO FOLLOW. ADDITIONAL INFORMATION REGARDING THESE FACTORS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY MAY BE REFERRED TO AS PART OF PARTICULAR FORWARD LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY OR ON ITS BEHALF ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO THE IMPORTANT FACTORS DISCUSSED BELOW AND TO THOSE THAT MAY BE DISCUSSED AS PART OF PARTICULAR FORWARD-LOOKING STATEMENTS.

THE COMPANY CAUTIONS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, COULD CAUSE ACTUAL RESULTS FOR THE FISCAL YEAR ENDED APRIL 30, 1998 AND FOR SUBSEQUENT FINANCIAL REPORTING PERIODS TO DIFFER MATERIALLY FROM THOSE FORECAST OR SUGGESTED IN ANY FORWARD-LOOKING STATEMENT MADE BY THE COMPANY OR ON ITS BEHALF, IN THIS REPORT AND OTHERWISE. A NUMBER OF THESE IMPORTANT FACTORS HAVE BEEN DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 30, 1997 AND ITS QUARTERLY REPORTS ON FORM 10-Q PREVIOUSLY FILED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS AND GROWTH RATE

A significant portion of the Company's sales are derived from products shipped against firm purchase orders received in each fiscal quarter and from products shipped against firm purchase orders released in that quarter. Unforeseen delays in product deliveries or the closing of sales, introduction of new products by the Company or its competitors, fluctuations in customer capital expenditures or other conditions affecting the networking industry or the economy during any fiscal quarter could cause quarterly revenue and net earnings to vary greatly. Further, the Company schedules some production of its products and budgets expenses based on forecasts of sales, which are difficult to predict. The Company's manufacturing procedures are designed to assure rapid response to customer demand, but may, in certain circumstances, create risk of excess or inadequate inventory of orders do not match forecast. Moreover, shortages or delays in the supply of manufacturing components at shipments at acceptable prices could adversely affect the Company's ability to meet scheduled product shipments in any particular quarter, which could materially affect the Company's operating results. Because a substantial portion of customer orders are filled within the fiscal quarter of receipt, and because of the ability of customers to revise or cancel orders and change delivery schedules without significant penalty, quarter to quarter revenues and, to a greater degree, net earnings, may be subject to greater variability and less predictability.

TECHNOLOGICAL CHANGES

The markets for the Company's products are characterized by continuous technological change, evolving industry standards and frequent product introductions. Such changes in the market may adversely affect the Company's ability to sell its products. The Company's ability to anticipate changes in technology, industry standards and to develop and introduce new and enhanced products on a timely basis that are successful in the market, will be significant factors in the Company's competitive position and its prospects for growth. Moreover, if technologies or standards supported by the Company's products or carrier service offerings based on the Company's products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be adversely affected. As a result, Management believes that significant expenditures for research and development will be required in the future. Research and development project schedules for high technology products are inherently difficult to predict , and there can be no assurance that the Company will achieve its expected initial shipment dates of products in development. Because timely availability of new and enhanced products is critical to the success of the Company, delays in availability of these products, or lack of market acceptance of such products, could adversely affect the Company.

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

DEPENDENCE ON KEY EMPLOYEES

The Company's success depends upon the continued contributions of its employees, many of whom would be difficult to replace. FastComm believes that its future success will depend upon its ability to attract and retain skilled and talented engineers, sales and marketing personnel and management. Failure to attract and retain key employees could adversely affect the Company's business and operating results.

MARKET PRICE VOLATILITY OF COMMON SHARES

The Company's common shares have been subject to substantial market price volatility, some of which has occurred when there have been variations between the Company's actual or anticipated financial results and the expectations of that of the financial community and in the aftermath of public announcements by the Company and its competitors. Further, the stock market has experienced extreme price and volume fluctuations from time to time which have affected the market price of many technology companies in particular and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic conditions, may adversely affect the market price of the Company's common shares.

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

ITEM 6.       SELECTED FINANCIAL DATA

The following sets forth certain selected consolidated financial data for the five fiscal years in the period ended April 30, 1997. The consolidated statement of operations data for the fiscal years ended April 30, 1997, April 30, 1996 and April 30, 1995 and the consolidated balance sheet data at April 30, 1997 and April 30, 1996 are derived from and are qualified by reference to the audited consolidated financial statements of the Company audited by BDO Seidman, LLP, the Company's independent certified public accountants, included elsewhere, herein. The consolidated statement of operations data for the fiscal years ended April 30, 1994 and 1993 and the consolidated balance sheet data at April 30, 1995, 1994 and 1993 are derived from consolidated financial statements of the Company not included in this Report. The financial data should be read in conjunction with the consolidated financial statements and related notes and other financial information and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.


                                                                  FISCAL YEAR ENDED APRIL 30,
                                                   ----------------------------------------------------------
                                                                                                         1993
                                                                                                         ----
                                                   1997         1996         1995          1994    (RESTATED)
                                                   ----         ----         ----          ----    ----------
                                                            ($000's except per share data)

STATEMENT OF INCOME DATA:
         Total revenues                         $11,163      $10,009       $4,166        $5,136        $6,398
                                                -------      -------       ------        ------        ------
         Operating costs and expenses
           Cost of goods sold                     4,737        5,047        2,907         2,128         3,163
           Other operating expenses               7,202        5,722        5,357         5,063         2,810
                                                -------      -------       ------        ------        ------

         Total operating costs and expenses      11,939       10,769        8,264         7,191         5,973
                                                -------      -------       ------        ------        ------
         Operating income (loss)                   (776)        (760)      (4,098)       (2,055)          425

         Other income (expense), net                181          129           14            46           152
         Income tax (expense) benefit               -0-          -0-          -0-            10           (14)
                                                -------      -------       ------        ------        ------
                                                   (595)        (631)      (4,084)      ($1,999)       $  563
                                                =======      =======       ======       =======        ======

         Net income (loss) per share             $(0.06)      $(0.07)      $(0.49)       $(0.27)       $ 0.08
                                                =======      =======       ======       =======        ======

         Weighted average number of shares        9,961        9,522        8,409         7,521         6,876
           outstanding during each period

         Dividends                                  -0-          -0-          -0-           -0-           -0-

BALANCE SHEET DATA:

         Total assets                           $12,622       $9,034       $7,577        $7,248        $7,001
         Total long term obligations             $3,000         $-0-       $  132        $  152          $333
         Shareholders' equity                    $7,759       $6,880       $6,149        $5,600        $5,300

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

BUSINESS ACQUISITION

During the fiscal year ended April 30, 1997, the Company acquired Comstat Datacomm Corporation, ("CDC or Comstat"), a Georgia corporation engaged in the data communications business. Comstat offers various products and solutions that serve to broaden FastComm's product line. The aggregate purchase price amounted to $1,000,000 (subject to post closing adjustments) consisting of $900,000 funded at closing and an additional $100,000 of contingent consideration to be funded pending the occurrence of certain events the outcome of which management believes is determinable beyond a reasonable doubt. The Company funded this acquisition through the issuance of 146,600 shares of its common stock. An additional 43,948 shares of common stock with a fair value of approximately $300,000 have been placed in escrow and will be issued upon CDC achieving certain revenue targets for the fiscal year ended May 31, 1998. If such revenue targets are not met, the escrow shares will be canceled.

The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired. The Company recorded approximately $587,000 in goodwill related to this transaction. This goodwill will be amortized over a seven year period.

Approximately $75,000 of the total purchase price represented the value of in process research and development that had not reached technological feasibility and was charged to the Company's operations. As this transaction was concluded on the last business day of the Company's third fiscal quarter, the operating results of Comstat are consolidated into the operating results of the Company commencing in the fourth fiscal quarter of the current fiscal year.

CONVERTIBLE DEBENTURES

In April 1997, the Company issued $3,000,000 in 5.0% Convertible Debentures due April 2001. For the first 180 days following the issuance, the debentures are convertible at the option of the holder into common stock at a conversion price equal to the average closing bid price on NASDAQ ten trading days prior to conversion. If the conversion occurs more than 180 days after issuance, the conversion price is the lesser of 125% of the average closing bid prices on NASDAQ for the ten trading days prior to issuance, or, 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date. In addition, if the conversion occurs more than 180 days after issuance, the holder will receive one warrant for every for every five shares of common stock received upon conversion of the debentures. If the conversion occurs more than 360 days from the date of issuance, the holder will receive one warrant for every 2 1/2 common shares received upon conversion of the
debentures.   Each warrant will have a strike price set at 125% of the market price of  the Company's common stock at the time of conversion.

Subsequent to April 30, 1997, the Company issued an additional $2,000,000 in 5% Convertible Debentures, in May 1997, due May 2001, under terms substantially similar to that of the $3,000,000 issuance described above

The Company intends to seek shareholder approval for the creation of a new class of Series A Convertible Preferred Stock and, assuming such shareholder approval, exercise its right to convert all of the aforementioned debentures into Series A Convertible Preferred Stock.

The terms of the Convertible Debentures provide for conversion at a discount to the market commencing 181 days after issuance. The value of the discount, using a conversion price of 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date, is approximately $550,000. The value of the discount, using a conversion price of 125% of the average closing bid prices on NASDAQ for the ten trading days prior to the issuance date, is not determinable at this time. Based on the foregoing, assuming that the holders of the Convertible Debentures elect not to exercise their option to convert the debentures into common stock of the company within 180 days of issuance (i.e. at a conversion price of 100% of market), the Company will be required to determine and recognize on the 181st day from issuance the amount of the conversion discount. The Company expects that the conversion discount will reduce income available to common share holders during fiscal 1998 by a minimum of $550,000 in the form of a one-time non-cash charge to either interest expense (if the debentures remain outstanding 181 days after issuance) or preferred dividends (if the debentures are converted into a newly, created convertible preferred stock).

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage of revenues represented by certain items in the Company's consolidated statements of income.


                                                  Fiscal Year Ended April 30,
                                                  ---------------------------
                                               1997           1996           1995
                                               ----           ----           ----
 Revenues                                      100%           100%           100%
                                               ----           ----           ----
 Operating costs and expenses:
     Cost of goods sold                         42%            50%            70%
     Selling, general and administrative        44%            40%           101%
     Research and development                   18%            14%            22%
     Depreciation and amortization               3%             3%             5%
                                               ----           ----           ----
                                               107%           107%           198%
                                               ----           ----           ----
 Operating (loss) income                        (7%)           (7%)          (98%)

 Other income (expense), net                     2%             1%             -

 Income tax (expense) benefit                    -              -              -

 Net (loss) income                              (5%)           (6%)          (98%)
                                               ====           ====           ====



FISCAL 1997 COMPARED TO FISCAL 1996

Total revenues increased from $10,009,000 to $11,163,000 or by 12% during fiscal 1997 as compared to fiscal 1996. The $1,154,000 increase was primarily attributable to $775,000 in sales generated by Comstat Datacomm Corporation that was acquired by the Company during the fiscal year 1997 and increased unit sales volumes of frame relay products. Frame relay product sales increased from $8,553,000 to $8,896,000 or by 4% during fiscal 1997 as compared to fiscal 1996. Frame Relay product sales, as a percentage of total product sales, decreased from approximately 85% in fiscal 1996 to approximately 80% in fiscal 1997. The Company believes its future growth will be achieved through the sale of frame relay and other digital products and accordingly anticipates the sale of its analog based products will decline in the future.

During the fiscal year ended April 30, 1997, two customers accounted for 29.3% and 16.4% of total sales.

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

Gross margins, as a percentage of total revenues, increased from 50% to 58% during fiscal 1997 as compared to fiscal 1996. The 58% gross margin achieved in the current fiscal year is consistent with the Company's expectations based on the level of business and the industry in which it operates. The eight percentage point improvement in gross margin is primarily attributable to improved manufacturing efficiencies through the outsourcing of certain labor intensive manufacturing activities and reduced component costs.

The Company recorded a $100,000 reduction to its reserve for inventory obsolescence during the fiscal 1997 to adjust the April 30, 1997 ending allowance to $500,000. This adjustment reflects the continued sales of analog modem and data compression products and the related reduction in such inventories. Further, during the fiscal year, the Company disposed of approximately $80,000 in obsolete inventory. Management believes that its reserve for inventory obsolescence is adequate.

Selling, general and administrative expenses increased from $4,038,000 in fiscal 1996 to $4,822,000 in fiscal 1997. This 19% increase in expense is attributable to the costs associated with the establishment of a sales office in Australia ($140,000), costs associated with the operation of Comstat ($166,000), an enhanced marketing and advertising program ($223,000), increased salary and related costs associated with additional employees ($100,000), and increased international travel ($74,000).

Research and development expenditures consist primarily of hardware and software engineering, personnel expenses, subcontracting costs and, to a lesser degree, equipment and facilities. Research and development expenses increased from $1,412,000 in fiscal 1996 to $2,042,000 in the current fiscal year. This 45% increase is primarily attributable increased research and development manpower ($213,000), new product prototype development ($295,000), costs associated with the operation of Comstat ($34,000), and a $75,000 charge related to the acquisition of Comstat representing the value of in process research and development that had not reached technological feasibility.

The markets for the Company's products are characterized by continuous technological change. Management believes that significant expenditures for research and development will continue to be required.

Depreciation and amortization expenses increased from $274,000 in fiscal 1996 to $339,000 in fiscal 1997. This 24% increase is primarily attributable to the amortization of goodwill associated with the acquisition of Comstat ($18,000), depreciation of Comstat fixed assets ($6,000), and depreciation associated with other fixed asset additions.

Under Statement of Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties regarding their realization. Although the Company has tax net operating loss carryforwards available, management believes that, should the Company generate taxable income during fiscal 1998, it will be required to make alternative minimum tax payments on earnings.

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

Gross margins, as a percentage of total revenues, increased from 30% to 50% during fiscal 1996 as compared to fiscal 1995. The 50% gross margin achieved in the fiscal year 1996 is consistent with the Company's expectations based on the level of business and the industry in which it operates. The twenty percentage point improvement in gross margin is primarily attributable to a fiscal 1995 increase in the Company's reserve for inventory obsolescence (reducing margins by eight percentage points net); a shift in product mix to frame relay products and decreased per unit fixed overhead absorption related to the significantly higher sales achieved in the current fiscal year.

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

FOURTH QUARTER ADJUSTMENTS

During the fourth quarter ended April 30, 1997, the Company reduced its reserve for inventory obsolescence by $100,000 which had the effect of reducing the operating loss by $100,000 or $.01 per share.

During the fourth quarter ended April 30, 1996, the Company reduced its allowance for doubtful accounts by $104,000 which had the effect of reducing the operating loss by $104,000 or $.01 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended April 30, 1997, the Company acquired Comstat Datacomm Corporation, ("CDC" or "Comstat"), a Georgia corporation engaged in the data communications business. The aggregate purchase price amounted to $1,000,000 (subject to post closing adjustments) consisting of $900,000 funded at closing and an additional $100,000 of contingent consideration to be funded pending the occurrence of certain events the outcome of which management believes is determinable beyond a reasonable doubt. The Company funded this acquisition through the issuance of 146,563 shares of its common stock. An additional 43,985 shares of common stock with a fair value of approximately $300,000 have been placed in escrow and will be issued upon CDC achieving certain revenue targets for the fiscal year ended May 31, 1998. If such revenue targets are not met, the escrow shares will be canceled

During fiscal year 1997, the Company used approximately $2,259,000 in cash to fund its operating activities. This amount includes $82,000 required to fund the net loss, after adjusting for non-cash expenses (consisting principally of depreciation, amortization and provision for doubtful accounts). In addition, $765,000 was used by increases in accounts receivable, $867,000 was invested in inventory and $467,000 was used to fund accounts payable and other current liabilities.

Accounts receivable increased during fiscal year 1997 due to higher revenue and the inclusion of receivables associated with the Comstat acquisition. Product returns from customers declined during fiscal year 1997 and management anticipates that this trend will continue. The Company has a $110,000 allowance for doubtful accounts at April 30, 1997. Management believes that its allowance for doubtful accounts is adequate.

During fiscal year 1997, two customers accounted for 29.3% and 16.4% of total sales. These sales were made under normal terms and conditions to an end user and to a large system integrator with a designated end user customer. Subsequent to fiscal year end but prior to the date of this report, these accounts receivable were collected.

Inventory levels increased during fiscal year 1997. This increase is primarily attributable to inventory purchased as part of the Comstat acquisition and increased inventory of frame relay subassemblies. Further, the Company recorded a $100,000 reduction to its reserve for inventory obsolescence during the fiscal 1997 to adjust the April 30, 1997 ending allowance to $500,000.
This adjustment reflects the continued sales of analog modem and data compression products and the related reduction in such inventories. Further, during the fiscal year, the Company disposed of approximately $80,000 in obsolete inventory. Management believes it will be able to ship and/or liquidate substantially all its current inventory levels profitably. Management believes its reserve for inventory obsolescence is adequate.

During fiscal year 1997, the Company closed a $5 million private convertible debenture offering. The securities were purchased under Regulation D by institutional investors. The Company intends to seek shareholder approval for the creation of a new class of Series A Convertible Preferred Stock and, assuming such shareholder approval, exercise its right to convert all the aforementioned debentures into Series A Convertible Preferred Stock. Both the debenture and the related preferred stock earn a 5% dividend payable in common stock or cash at the option of the Company. The Company received $3 million from this offering in April, 1997. The remaining $2 million was received in May, 1997, subsequent to fiscal year end. ( See Item 7. Convertible Debentures)

The Company believes that current levels of cash and cash equivalents ($4,036,000 at April 30, 1997) plus the $2 million in cash received in May 1997 from its private convertible debenture offering plus expected cash generated from the ongoing collection of its current and future accounts receivable and inventory levels in the normal course of events will be sufficient to meet the Company's current cash requirements during fiscal 1998 and into the foreseeable future. At April 30, 1997, the Company had over $8.5 million of working capital and a current ratio of over 5.5 to 1. None of the Company's accounts receivable or inventories are collateralized currently.

Management believes that inflation did not have a material effect on operations during the fiscal year ended April 30, 1997.

In fiscal 1998, the Company's cash commitments include minimum payments of $228,000 under its operating lease arrangements and $29,000 to retire short term debt. Management believes that expenditures for research and development in fiscal 1998 will continue to be significant. The Company anticipates capital spending for software, computer and test equipment and furniture and fixtures in fiscal 1998. Where possible, such capital requirements are expected to be met through lease financing arrangements.

FISCAL 1997 COMPARED TO FISCAL 1996

Cash used in operating activities increased from $447,000 in fiscal 1996 to $2,259,000 in fiscal 1997. The $1,812,000 increase in cash used in operating activities is primarily attributable to changes in working capital items in fiscal 1997 compared to fiscal 1996, including a $1,463,000 net change in cash flows to fund the pay down of current liability balances in fiscal 1997 and a $999,000 net change in cash flows to fund the increase in inventory levels.

Cash used by investing activities amounted to $511,000 in fiscal 1997 as compared to cash provided of $29,000 in fiscal 1996. The $540,000 increase is primarily attributable a $266,000 increase in fixed asset purchases, the issuance of a $300,000 note receivable under the terms and conditions of the agreement to acquire Comstat Datacomm partially offset by $355,000 in cash assumed as part of the Comstat acquisition. In fiscal 1996, the Company received $375,000 from the sale of restricted investments. No such sale occurred in fiscal 1997.

Cash provided by financing activities increased from $1,120,000 in fiscal 1996 to $2,998,000 in fiscal 1997. The $1,878,000 increase is primarily attributable to the $2,810,000 in net proceeds from the issuance of convertible debentures as compared to $-0- in fiscal 1996, offset by reduced net proceeds received from the exercise of stock options of $473,000 in fiscal 1997 as compared to $1,362,000 in fiscal 1996.

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

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is effective for years beginning after December 15, 1995 and was adopted by the Company as of May 1, 1996. This statement requires that long-lived assets, including certain intangibles, held and used by the Company be reviewed for potential impairment. This new pronouncement did not have a material effect on the Company's financial statements when adopted.

SFAS No. 123, "Accounting for Stock Based Compensation" is effective for years beginning after December 15, 1995 and was adopted by the Company as of May 1, 1996. This statement establishes financial accounting and reporting standards for stock based employee compensation plans. SFAS No. 123 permits, but does not require, a fair-value based method of accounting for employee stock option plans which results in compensation expense recognition when stock options are granted. As permitted by SFAS No. 123, the Company will provide pro forma disclosure of net income and earnings per share, as applicable in the notes to the consolidated financial statements.

SFAS No. 128, "Earnings Per Share" is effective for periods ending after December 15, 1997. This statement revises the manner in which earnings per share is calculated and requires the restatement, when first applied, of prior period earnings per share data. The Company does not expect the adoption of this pronouncement to have a material effect on the previously reported earnings per share data.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and financial statement schedules are filed as part of this Report:

                                                                                                          Page
                                                                                                          ----

Report of Independent Certified Public Accountants                                                         F-1

Balance Sheets at April 30, 1997 and 1996                                                                  F-2

Statements of Operations for the Years Ended April 30, 1997, 1996 and 1995                                 F-4

Statements of Stockholders' Equity for the Years Ended April 30, 1997, 1996 and 1995                       F-5

Statements of Cash Flows for the Years Ended April 30, 1997, 1996 and 1995                                 F-6

Summary of Accounting Policies                                                                             F-8

Notes to Financial Statements                                                                             F-13

Financial Statement Schedule:  Valuation and Qualifying Accounts (Schedule II)                            F-27

                                                         FASTCOMM COMMUNICATIONS
                                                                     CORPORATION



                                               CONSOLIDATED FINANCIAL STATEMENTS
                                       YEARS ENDED APRIL 30, 1997, 1996 AND 1995

                                                         FASTCOMM COMMUNICATIONS
                                                                     CORPORATION



                                               CONSOLIDATED FINANCIAL STATEMENTS
                                       YEARS ENDED APRIL 30, 1997, 1996 AND 1995

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                                        CONTENTS


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-1

CONSOLIDATED FINANCIAL STATEMENTS

   Balance sheets                                                            F-2

   Statements of operations                                                  F-4

   Statements of stockholders' equity                                        F-5

   Statements of cash flows                                                  F-6

   Summary of accounting policies                                            F-8

   Notes to financial statements                                            F-13

   Schedule of valuation and qualifying accounts                            F-27

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
FASTCOMM COMMUNICATIONS CORPORATION


We have audited the accompanying consolidated balance sheets of FASTCOMM COMMUNICATIONS CORPORATION AND SUBSIDIARY as of April 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1997. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FASTCOMM COMMUNICATIONS CORPORATION AND SUBSIDIARY at April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                            BDO Seidman, LLP


Washington, D.C.
June 27, 1997

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS


April 30,                                                                                      1997              1996
---------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
 Cash and cash equivalents                                                              $ 4,036,336       $ 3,807,855
 Accounts receivable, net (Notes 3 and 10)                                                3,144,906         2,345,824
 Receivables from related party (Note 12)                                                     3,895            25,325
 Inventories, net (Note 2)                                                                2,897,497         1,732,151
 Prepaid expenses and other current assets                                                  329,503           289,453
---------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                     10,412,137         8,200,608
---------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, at cost, less accumulated
 depreciation and amortization (Note 4)                                                     815,401           435,952
---------------------------------------------------------------------------------------------------------------------

OTHER
 Deferred financing costs (Note 5)                                                          190,279                 -
 Goodwill (Note 7)                                                                          569,165            30,860
 Notes receivable (Note 1)                                                                  300,000                 -
 Software license rights and other
  intangibles, net                                                                          166,474           224,996
 Deposits                                                                                   168,759           141,446
---------------------------------------------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                                                        1,394,677           397,302
---------------------------------------------------------------------------------------------------------------------

                                                                                        $12,622,215       $ 9,033,862
=====================================================================================================================

       See accompanying summary of accounting policies and notes to consolidated financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS


April 30,                                                                                        1997               1996
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt (Note 5)                                               $    29,000        $   130,585
 Accounts payable                                                                           1,277,541          1,637,635
 Accrued payroll                                                                              207,290            159,091
 Other current liabilities                                                                    349,666            226,205
------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                   1,863,497          2,153,516
------------------------------------------------------------------------------------------------------------------------

CONVERTIBLE DEBENTURES (Note 5)                                                             3,000,000                  -
------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                           4,863,497          2,153,516
------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Notes 7 and 8)
 Common stock, $.01 par - shares authorized,
  25,000,000; issued and outstanding
  10,038,022 and 9,786,619                                                                    100,380             97,866
 Additional paid-in capital                                                                16,079,355         14,608,463
 Deficit                                                                                   (8,421,017)        (7,825,983)
------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                  7,758,718          6,880,346
------------------------------------------------------------------------------------------------------------------------

                                                                                          $12,622,215        $ 9,033,862
========================================================================================================================

       See accompanying summary of accounting policies and notes to consolidated financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


Year ended April 30,                                                                  1997             1996            1995
----------------------------------------------------------------------------------------------------------------------------
REVENUES (Notes 10 and 12)
 Product sales                                                                $ 10,961,750     $  9,720,969     $ 3,689,817
 Product sales to related parties                                                   43,028          195,427         414,580
 Research and development contracts and other                                      158,551           92,901          61,665
----------------------------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                                  11,163,329       10,009,297       4,166,062
----------------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
 Cost of goods sold                                                              4,736,660        5,047,015       2,906,577
 Selling, general and administrative                                             4,821,556        4,037,737       4,224,641
 Research and development                                                        2,042,331        1,411,503         916,003
 Depreciation and amortization                                                     338,522          273,507         217,326
----------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING COSTS AND EXPENSES                                              11,939,069       10,769,762       8,264,547
----------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                                    (775,740)        (760,465)     (4,098,485)
----------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (expense)
 Other income                                                                       64,966           23,218           9,750
 Interest income                                                                   160,461          127,574          33,142
 Interest expense                                                                  (44,721)         (20,975)        (28,546)
----------------------------------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME                                                                 180,706          129,817          14,346
----------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                                          (595,034)        (630,648)     (4,084,139)

PROVISION (BENEFIT) FOR INCOME TAXES (Note 9)                                            -                -         (10,000)
----------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                      $   (595,034)    $   (630,648)    $(4,084,139)
============================================================================================================================

Net loss per common share                                                     $      (0.06)    $      (0.07)    $     (0.49)
----------------------------------------------------------------------------------------------------------------------------

Weighted-average number of common shares
 outstanding during each year                                                    9,961,107        9,522,000       8,409,000
============================================================================================================================

       See accompanying summary of accounting policies and notes to consolidated financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Years ended April 30, 1997, 1996 and 1995
-------------------------------------------------------------------------------------------------
                                                                 Common Stock
                                                            ---------------------     Additional
                                                                              Par        Paid-in
                                                                Shares     Values        Capital
-------------------------------------------------------------------------------------------------
BALANCE, April 30, 1994                                      8,010,688   $ 80,107    $ 8,643,761
  Shares issued through private placement
    and Regulation S sales (net of costs)                    1,105,458     11,054      4,190,408
  Shares issued for stock options                              316,400      3,164        207,959
  Shares issued for acquisition of
    ZyBel Microsystems, Inc.                                    25,000        250        219,750
  Treasury stock retired (Note 16)                             (13,017)      (130)       (12,108)
  Net loss                                                           -          -              -
-------------------------------------------------------------------------------------------------

BALANCE, April 30, 1995                                      9,444,529     94,445     13,249,770

 Shares issued for stock options                               342,090      3,421      1,358,693

 Net loss                                                            -          -              -
-------------------------------------------------------------------------------------------------

BALANCE, April 30, 1996                                      9,786,619     97,866     14,608,463

 Shares issued for stock options                               104,803      1,048        472,358

 Shares issued for acquisition of Comstat
  DataComm, Corp.                                              146,600      1,466        998,534

 Net loss                                                            -          -              -
-------------------------------------------------------------------------------------------------

BALANCE, April 30, 1997                                     10,038,022   $100,380    $16,079,355
=================================================================================================

Years ended April 30, 1997, 1996 and 1995
--------------------------------------------------------------------------------------------------------

                                                              Treasury
                                                                 Stock         (Deficit)          Total
--------------------------------------------------------------------------------------------------------
BALANCE, April 30, 1994                                       $(12,238)    $ (3,111,196)    $ 5,600,434
  Shares issued through private placement
    and Regulation S sales (net of costs)                            -                -       4,201,462
  Shares issued for stock options                                    -                -         211,123
  Shares issued for acquisition of
    ZyBel Microsystems, Inc.                                         -                -         220,000
  Treasury stock retired (Note 16)                              12,238                -               -
  Net loss                                                           -       (4,084,139)     (4,084,139)
--------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1995                                              -       (7,195,335)      6,148,880

 Shares issued for stock options                                     -                -       1,362,114

 Net loss                                                            -         (630,648)       (630,648)
--------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1996                                              -       (7,825,983)      6,880,346

 Shares issued for stock options                                     -                -         473,406

 Shares issued for acquisition of Comstat
  DataComm, Corp.                                                    -                -       1,000,000

 Net loss                                                            -         (595,034)       (595,034)
--------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1997                                       $      -     $ (8,421,017)    $ 7,758,718
========================================================================================================

       See accompanying summary of accounting policies and notes to consolidated financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended April 30,                                                                1997            1996             1995
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                   $   (595,034)       (630,648)     $(4,084,139)
 ADJUSTMENTS TO RECONCILE NET LOSS
   TO CASH USED IN OPERATING ACTIVITIES
     Depreciation and amortization                                               338,522         273,507          217,326
     Compensation expenses associated with
       stock options granted                                                      20,500               -                -
     Provision for doubtful accounts                                             151,000         100,000          204,000
     Provision for inventory obsolescence                                              -         105,000          401,889
     Amortization of imputed discount                                              3,415          14,702                -
 CHANGES IN ASSETS AND LIABILITIES,
   NET OF EFFECTS OF ACQUISITIONS
 (INCREASE) DECREASE IN ASSETS
   Accounts receivable                                                          (765,576)     (1,164,337)         497,411
   Receivables from related party                                                 21,430          25,661          285,543
   Inventory                                                                    (867,234)        131,999          615,340
   Refundable income taxes                                                             -               -           10,000
   Prepaid expense and other current assets                                      (27,065)       (169,440)         (21,051)
   Deposits                                                                      (27,313)        (85,736)         (75,631)
 INCREASE (DECREASE) IN LIABILITIES
   Accounts payable                                                             (467,890)        874,893         (136,010)
   Accrued payroll                                                                48,199         (47,592)          88,980
   Income taxes payable                                                             (955)              -                -
   Other current liabilities                                                     (90,655)        125,146           66,906
--------------------------------------------------------------------------------------------------------------------------

 NET CASH USED IN OPERATING ACTIVITIES                                        (2,258,656)       (446,845)      (1,929,436)
==========================================================================================================================

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended April 30,                                                               1997          1996             1995
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                            (565,749)     (300,077)        (108,170)
 Issuance of notes receivable                                                  (300,000)            -                -
 Net proceeds assumed in acquisition                                            355,084             -                -
 Sale (purchase) of restricted investments                                            -       374,687             (412)
 Purchase of long-term investments                                                    -       (45,328)               -
-----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            (510,665)       29,282         (108,582)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of convertible debentures                             3,000,000             -                -
 Payment of deferred financing costs                                           (190,279)            -                -
 Net proceeds from exercise of stock options                                    473,406     1,362,114          211,123
 Proceeds from note payable to bank                                                   -             -           80,000
 Repayments of notes payable                                                   (285,325)     (242,042)        (324,970)
 Net proceeds from issuance of common stock
   through private placement                                                          -             -        4,201,462
-----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     2,997,802     1,120,072        4,167,615
-----------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       228,481       702,509        2,129,597

CASH AND CASH EQUIVALENTS, beginning of year                                  3,807,855     3,105,346          975,749
-----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                      $ 4,036,336   $ 3,807,855      $ 3,105,346
=======================================================================================================================


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


PRINCIPLES OF                The consolidated financial statements include the
CONSOLIDATION                accounts of FastComm Communications Corporation
                             (the "Company") and its wholly-owned subsidiary, Commstat Datacomm Corporation. All material intercompany accounts and transactions have been eliminated.


USE OF ESTIMATES             The preparation of financial statements in
                             conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables, deferred tax assets, and evaluation of the recoverability of goodwill. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of April 30, 1997, the estimates used in the financial statements are adequate based on the information currently available.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES



RISKS AND                    The Company's future operating results may be
UNCERTAINTIES                affected by a number of factors.  During fiscal
                             1997 and 1996, 45% and 52% of revenues were derived from two customers. The risk to the Company is that a loss of one or two customers could have a significant negative impact on revenues and operating results.

                             The Company sells primarily to domestic and foreign dealers and distributors. Generally sales are on credit and no collateral is required, although the Company reserves the right to have the products returned in the event of default. The Company provides an allowance for estimated sales returns and uncollectible accounts. The Company's concentration of sales to certain customers, discussed above, exposes the Company to a relatively greater risk of loss than would be the case with greater diversification.

                             The Company operates in a highly volatile industry that is characterized by fierce industry-wide competition resulting in aggressive pricing practices, continually changing customer demand patterns, growing competition from well-capitalized high technology and consumer electronics companies, and rapid technological development. The Company's operating results could be adversely affected should the Company be unable to anticipate customer demand accurately, to maintain short design cycles while meeting evolving industry performance standards, to manage its product transactions, inventory levels, and manufacturing processes efficiently, to distribute its product quickly in response to customer demand, to differentiate its products from those of its competitors, or to compete successfully in the markets for its new products.


REVENUE                      Revenues from product sales are recognized at
RECOGNITION                  the time of product shipment.  An allowance is
                             provided for estimated sales returns and uncollectible accounts.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES



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


PROPERTY,                    Property and equipment is recorded at cost and
EQUIPMENT AND                depreciated on a straight-line basis over the
DEPRECIATION                 estimated useful life of the related assets
                             (generally five years). Leasehold improvements are amortized over the lesser of the lease term or the useful life of the property.


RESEARCH AND                 All costs incurred to establish the technological
DEVELOPMENT COSTS            feasibility of products are considered research
                             and development costs which are charged to expense as incurred.


RESEARCH AND                 The Company enters into contracts to perform
DEVELOPMENT                  research and development for third parties.
CONTRACTS                    The Company accounts for these contracts in
                             accordance with Statement of Financial Accounting
                             Standards No. 68, "Accounting for Re search and
                             Development Arrangements" (FASB 68).  Under FASB
                             68, research and development contracts with fixed obligations to repay the contracting party irregardless of the outcome are treated as loans.
                             Contracts without fixed obligations to repay are treated as obligations to perform contractual services and revenue is recognized as expenses are incurred and in accordance with the contracts provisions. As of April 30, 1997, no research and development contracts have fixed obligations to repay, accordingly, revenue is recognized as expenses are incurred.


MANUFACTURING                The Company capitalizes the cost of acquiring
AND SOFTWARE                 software license rights and amortizes them
LICENSE RIGHTS               over the shorter of the expected product life
                             or the license period, not to exceed 5 years.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES


GOODWILL The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated period of benefit, which ranges from 3 to 7 years. The Company periodically evaluates the goodwill for possible impairment. The analysis consists of a comparison of future projected cash flows to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment.


INCOME TAXES                 The Company files Federal and State income tax
                             returns. Certain income and expense items are recognized in different periods for income tax purposes than for financial reporting purposes.


CASH AND                     The Company considers all highly liquid
CASH EQUIVALENTS             investments with an original maturity of three
                             months or less to be cash equivalents. The Company invests its excess cash principally in overnight repurchase accounts and short-term government securities. The Company maintains amounts in excess of the federal deposit insurance limitation of $100,000 in its bank accounts.


FAIR VALUE OF                Financial instruments of the Company include
FINANCIAL                    convertible debentures.  Based upon the current
INSTRUMENTS                  borrowing rates available to the Company,
                             estimated fair values of these financial instruments approximate their recorded carrying amounts.


EARNINGS PER SHARE           Primary earnings (loss) per share of common stock
                             have been calculated by dividing earnings (loss) by the weighted average number of common shares
                             (including shares held in escrow). Fully diluted earnings (loss) per common share has not been presented for 1997, 1996 or 1995 because the effect is anti-dilutive.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES


RECLASSIFICATION             Certain amounts as previously reported for prior
                             periods have been reclassified to conform with presentations in the current year. The reclassifications have no effect upon previously reported results of operations.


NEW ACCOUNTING               Statement of Financial Accounting Standards
PRONOUNCEMENTS               ("SFAS") No. 121, "Accounting for the
                             Impairment of Long-Lived Assets and Long-Lived
                             Assets to be Disposed Of" is effective for years beginning after December 15, 1995 and was adopted by the Company as of May 1, 1996. This statement requires that long-lived assets, including certain intangibles, held and used by the Company be reviewed for potential impairment. This new pronouncement did not have a material effect on the Company's financial Statements when adopted.

                             SFAS No. 123 "Accounting for Stock Based
                             Compensation" is effective for years beginning after December 15, 1995 and was adopted by the Company as of May 1, 1996. This statement establishes financial accounting and reporting standards for stock based employee compensation plans. SFAS No. 123 permits, but does not require, a fair-value based method of accounting for employee stock option plans which results in compensation expense recognition when stock options are granted. As permitted by SFAS No. 123, the Company will provide pro forma disclosure of net income and earnings per share, as applicable in the notes to the consolidated financial statements.

                             SFAS No. 128, "Earnings Per Share" is effective for periods ending after December 15, 1997. This statement revises the manner in which earnings per share is calculated and requires the restatement, when first applied, of prior period earnings per share data. The Company does not expect the adoption of this pronouncement to have a material effect on the previously reported earnings per share data.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


1.   BUSINESS                On January 31, 1997, the Company acquired Comstat
     ACQUISITION             Datacomm Corporation, ("CDC"), a Georgia
                             corporation engaged in the data communications business. The aggregate purchase price amounted to $1,000,000 (subject to post closing adjustments) consisting of $900,000 funded at closing and an additional $100,000 of contingent consideration to be funded pending the occurrence of certain events the outcome of which management believes is determinable beyond a reasonable doubt. The
                             Company funded this acquisition through the issuance of 146,600 shares of its common stock. An additional 43,985 shares of common stock with a fair value of approximately $300,000 have been placed in escrow and will be issued upon CDC achieving certain revenue targets for the fiscal year ended May 31, 1998. If such revenue targets are not met, the escrow shares will be canceled.

                             The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired. The Company recorded $587,388 goodwill related to this transaction. This goodwill is being amortized over a seven year period.

                             Approximately $75,000 of the total purchase price represented the value of in process research and development that had not reached technological feasibility and was charged to the Company's operations.

                             The following unaudited pro forma summary presents information as if the acquisition of CDC had occurred at May 1, 1995. The pro forma information, which is provided for information purposes only, is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined entities.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                             Proforma information (unaudited):                    Year Ended April 30,
                             (in thousands, except per share data)               1997             1996
                             --------------------------------------------------------------------------
                             Net Sales                                        $  12,998      $  12,345

                             Net income (loss)                                      (50)          (490)

                             Earnings (loss) per share                            (0.01)         (0.05)
                             ==========================================================================

                             In connection with the CDC acquisition, the Company advanced $300,000 to the then principal stockholder of CDC under a note receivable, which is collateralized by Company stock held in escrow, above, and due in fiscal 2000.

                             The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired. The Company recorded $587,388 goodwill related to this transaction. This goodwill will be amortized over a seven year period.

                             Approximately $75,000 of the total purchase price represented the value of in process research and development that had not reached technological feasibility and was charged to the Company's operations.

2.   INVENTORIES             Inventories consist of the following components:

                             April 30,                                          1997              1996
                             --------------------------------------------------------------------------
                             Production materials                         $2,115,875        $1,618,417
                             Work-in-process                                 160,991           176,818
                             Finished goods                                1,120,631           536,916
                             --------------------------------------------------------------------------

                                                                           3,397,497         2,332,151

                             Provision for inventory obsolescence           (500,000)         (600,000)
                             --------------------------------------------------------------------------

                                                                          $2,897,497        $1,732,151
                             ==========================================================================

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


3.   RECEIVABLES             Receivables consist of the following:

                             April 30,                                          1997              1996
                             --------------------------------------------------------------------------
                             Trade                                        $3,166,735        $2,382,892
                             Employee and other                               88,171            62,932
                             --------------------------------------------------------------------------

                                                                           3,254,906         2,445,824
                             Allowance for doubtful
                               accounts                                     (110,000)         (100,000)
                             --------------------------------------------------------------------------

                                                                          $3,144,906        $2,345,824
                             ==========================================================================


4.   PROPERTY AND            Property and equipment consists of the following:
     EQUIPMENT

                             April 30,                                              1997            1996
                             ----------------------------------------------------------------------------
                             Manufacturing equipment                         $   484,909      $  444,876
                             Furniture and fixtures                              297,147         168,514
                             Leasehold improvements                               22,999          17,494
                             Automobiles                                               -          22,917
                             Computers and electronics                           500,660         135,687
                             Software                                            264,957         207,211
                             Demo equipment                                       43,833               -
                             ----------------------------------------------------------------------------

                                                                               1,614,505         996,699

                             Less accumulated depreciation
                               and amortization                                 (799,104)       (560,747)
                             ----------------------------------------------------------------------------

                                                                             $   815,401      $  435,952
                             ============================================================================

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                             Depreciation expense for the three years ended April 30, 1997, 1996 and 1995 was $227,346,
                             $145,550 and $130,874, respectively.

5.   LONG-TERM               Long-term debt consists of the following:
     DEBT

                             April 30,                                             1997               1996
                             ------------------------------------------------------------------------------
                             Noninterest bearing note issued
                               in connection with acquisition
                               of patent rights, due in 1998
                               less unamortized discount of
                               $286 and $3,415, based on
                               imputed interest rate of 7.25%             $      29,000        $   130,585

                             5.0% Convertible debentures, due
                               April 2001.                                    3,000,000                  -
                             ------------------------------------------------------------------------------

                             Total                                            3,029,000            130,585

                             Less current maturities                            (29,000)          (130,585)
                             ------------------------------------------------------------------------------

                                                                          $   3,000,000        $         -
                             ==============================================================================

                             In April 1997, the Company issued $3,000,000 in 5.0% Convertible Debentures due April 2001. For the first 180 days following the issuance, the debentures are convertible at the option of the holder into common stock at a conversion price equal to the average closing bid prices on NASDAQ for the ten trading days prior to conversion. If the conversion occurs more than 180 days after the issuance, the conversion price is the lesser of 125% of the average closing bid prices on NASDAQ for the ten trading days prior to the issuance date, or, 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date. In addition, if the conversion occurs more than 180 days after the issuance, the holder will receive one warrant for every five shares of common stock received upon conversion of

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS



                             the debentures. If the conversion occurs more than 360 days from the issuance, the holder will receive one warrant for every 2 1/2 common shares received upon conversion of the debentures. Each warrant will have a strike price set at 125% of the market price of the Company's common stock at the time of conversion.


                             Subsequent to April 30, 1997, the Company issued an additional $2,000,000 in 5% Convertible Debentures in May 1997, due May 2001, under terms and conversion features which are substantially similar to those relating to the $3,000,000 issuance described above.

                             The Company intends to seek shareholder approval for the creation of a new class of Series A Convertible Preferred Stock and, assuming such shareholder approval, exercise its right to convert all of the aforementioned debentures into Series A Convertible Preferred Stock.

                             The terms of the Convertible Debenture provide for conversion at a discount to the market commencing 181 days after issuance. The value of the discount, using a conversion price of 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date, is approximately $550,000. The value of the discount, using a conversion price of 125% of the average closing bid prices on NASDAQ for the ten trading days prior to the issuance date, is not determinable at this time. Based on the foregoing, assuming that the holders of the Convertible Debentures elect not to exercise their option to convert the debentures into common stock of the Company within 180 days of issuance (i.e., at a conversion price of 100% of market), the Company will be required to determine and recognize on the 181st day from issuance the amount of the conversion discount. The Company expects that the conversion discount will reduce income available to common shareholders during fiscal 1998 by a minimum of $550,000 in the form of a one-time non-cash charge to either interest expense (if the debentures remain outstanding 181 days after issuance) or preferred dividends (if the debentures are converted into a newly created convertible preferred stock).

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


6.   COMMITMENTS             OPERATING LEASES
     AND
     CONTINGENCIES           The Company leases office space and certain office
                             equipment under operating lease arrangements that expires at various dates through 1998. The main office lease provides for scheduled rent increases in the future which are being amortized over the lease period. Rent expense for the years ended
                             April 30, 1997, 1996, and 1995, was approximately
                             $355,000, $308,000 and $245,000, respectively.
                             Aggregate future minimum lease payments under the operating leases are $228,454 in fiscal 1998; and $16,886 in fiscal 1999.


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


                             RESEARCH AND DEVELOPMENT CONTRACTS

                             During fiscal 1994, the Company entered into a contract to perform research and development activities for a third party. In 1995, revenues recognized and costs incurred in connection with the contract were $31,774, and $108,091. During 1997 and 1996, no revenues or expenses were recorded related to this contract. Under the agreement, the Company is required to pay royalties to the third party for sales of products developed from funded research and development activities.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS



                             If no products are sold, the Company is not obligated to repay the funds. As of April 30, 1997, no royalties have been paid as the products have just recently completed development.


                             COMPENSATION

                             The Company maintains an employment agreement with its President and Principal Executive Officer. This agreement provides for a base salary, bonus and incentive compensation as may be deemed appropriate by the Board of Directors. The agreement expired on January 31, 1997, and was renewed through January 31, 1998.


7.   STOCKHOLDERS'           STOCK ISSUANCES
     EQUITY
                             On March 15, 1994 the Company purchased assets and assumed certain liabilities of ZyBel Microsystems, Inc. (ZyBel). The total purchase price of $220,000 was paid through the issuance of common stock based on the stock value at the date of the agreement.
                             The stock was not issued until fiscal 1995;
                             therefore, the 1994 financial statement reflected a payable for this amount. ZyBel owned 1,100 shares of the Company's stock which were included in the purchased assets. These shares were included in treasury stock at April 30, 1994 at their allocated cost and were canceled during fiscal 1995.
                             Goodwill in the amount of approximately $102,000 was recorded as a result of the purchase.

                             In March 1995, the Company completed the sale of 405,460 unregistered shares of common stock in a private placement and received net cash proceeds of $1,294,000. Also, in March 1995, the Company completed a Regulation S placement of 700,000 shares of common stock and received net cash proceeds of $2,907,500.

                             On January 31, 1997, the Company acquired Comstat Datacomm Corporation, ("CDC"), a Georgia corporation engaged in the data communications business. The aggregate purchase price amounted to $1,000,000 (subject to

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS



                             post closing adjustments) consisting of $900,000 funded at closing and an additional $100,000 of contingent consideration to be funded pending the occurrence of certain events the outcome of which management believes is determinable beyond a reasonable doubt. The Company funded this acquisition through the issuance of 146,600 shares of its common stock. An additional 43,985 shares of common stock with a fair value of approximately $300,000 have been placed in escrow and will be issued upon CDC achieving certain revenue targets for the fiscal year ended May 31, 1998. If such revenue targets are not met, the escrow shares will be canceled.


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

                             The following table relates to options outstanding, granted, exercised, and canceled during 1997, 1996 and 1995, under the Plan:

                                                                                                     Option
                                                                                Number                Price
                             Options                                         of Shares           Per Shares
                             ------------------------------------------------------------------------------
                             OUTSTANDING AT
                               April 30, 1995                                1,123,968      $  1.09 to 5.88
                               April 30, 1996                                  897,209      $  2.06 to 7.88
                               April 30, 1997                                1,165,535      $ 2.06 to 15.63

                             GRANTED
                               During 1995                                     956,367      $  3.25 to 5.88
                               During 1996                                     381,500      $  4.00 to 7.88
                               During 1997                                     514,000      $ 6.50 to 15.63

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS



                                                                                                     Option
                                                                                Number                Price
                             Options                                         of Shares           Per Shares
                             ------------------------------------------------------------------------------
                             EXERCISED
                               During 1995                                     316,400       $  .01 to 5.13
                               During 1996                                     342,090       $ 1.09 to 7.63
                               During 1997                                     104,803       $ 3.25 to 5.13

                             CANCELED
                               During 1995                                     712,184       $3.25 to 11.88
                               During 1996                                     266,169       $3.25 to 6.80
                               During 1997                                     140,871       $3.25 to 12.00

                             At April 30, 1997, 102,072 stock options are exercisable under the plans at exercise prices ranging from $2.06 to $7.75, with a weighted-average exercise price of $4.45 and a weighted-average contractual maturity of approximately one year, as follows: 28,330 options exercisable at $2.06 to $3.25, weighted at $2.20, with a weighted maturity of one-half year; 63,742 options exercisable at $4.37 to $5,87, weighted at $4.95, with a weighted maturity of one and one-half years; and 10,000 options exercisable at $7.75, weighted at $7.75, with a weighted maturity of one year.

                             The Company has adopted the disclosure-only provisions of SFAS-No. 123 "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options plans. Compensations expense was immaterial for fiscal years 1997 and 1996. For SFAS No. 123 purposes, the weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.45% and 5.72% and expected volatility of 65% for the years ended April 30, 1997 and 1996, respectively, a dividend payout rate of zero for each year and an expected option life of 5 years. Using these assumptions, the weighted average fair value of the stock options granted is $5.84 and $4.01, for 1997 and 1996, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS




                             If the Company had elected to recognized compensation cost based on the fair value at the grant dates for options issued under the plans described above, consistent with the method prescribed by SFAS No. 123, net income (loss) applicable to common shareholders and earnings
                             (loss) per share would have been changed to the pro forma amounts indicated below:

                                                                                         Year ended April 30,
                             (in thousands, except per share data)                    1997               1996
                             ---------------------------------------------------------------------------------
                             Net income (loss) applicable to
                               common shareholders:         as reported               (595)              (631)
                                                            pro forma               (1,605)              (886)

                             Earnings (loss) per share:     as reported              (0.06)             (0.07)
                                                            pro forma                (0.16)             (0.10)


9.   INCOME TAXES            The Company has net operating loss carryforwards
                             for regular tax purposes of approximately
                             $16,695,000 which begin to expire in 2008. The amount of the net operating loss carryforward related to the compensation element of stock option is approximately $10,148,000, which when realizable will be a credit to paid in capital. In addition, the Company has research and development credit carryforwards of approximately $408,000, which begin to expire in 2006.

                             The difference between the Federal Tax rate and the effective tax rate realized as a percent of pretax earnings for the years ended April 30, 1997, 1996, and 1995, is as follows:

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                                                                1997                 1996                1995
                                                         AMOUNT       RATE    Amount      Rate     Amount      Rate
                             --------------------------------------------------------------------------------------------
                             Tax provision
                                (benefit) at
                                statutory
                                rates                $  (202,000)  (34.0%)    $(214,000)   (34.0%) $(1,388,000)   (34.0%)

                             Tax benefit
                                not recorded             382,000    64.0        593,000     94.0     1,777,800     43.3
                             Compensation
                                element of
                                stock
                                options                 (235,000)  (39.5%)     (390,000)   (61.8)     (389,800)    (9.3)
                             Other                       (55,000)   (9.5%)       11,000      1.7%
                             --------------------------------------------------------------------------------------------

                                                     $         -       -      $       -        -   $         -        -
                             ============================================================================================

                             The primary differences between income (loss) for financial reporting and income tax purposes is the recognition of reserves for uncollectible accounts receivable and obsolete inventory, the compensation element of stock options and research and development expenses, which are not currently deductible for income tax purposes.

                             No deferred taxes have been recognized in the accompanying consolidated financial statements as of April 30, 1997 and 1996. The components of deferred income taxes are as follows:

                             April 30,                                    1997          1996
                             ---------------------------------------------------------------
                             DEFERRED TAX LIABILITIES
                               Accelerated depreciation             $   28,000     $   4,000
                             ---------------------------------------------------------------

                             Total deferred tax liabilities         $   28,000     $   4,000
                             ---------------------------------------------------------------

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS





                             April 30,                                      1997             1996
                             ---------------------------------------------------------------------
                             DEFERRED TAX ASSETS
                                Allowance for doubtful accounts           44,000           40,000
                                Inventory reserve                        200,000          240,000
                                Tax credits                              408,000          369,000
                                NOL carryforwards                      6,678,000        6,130,000
                                Other                                     65,000           85,000
                             ---------------------------------------------------------------------

                             Total deferred tax assets                 7,395,000        6,864,000
                             ---------------------------------------------------------------------

                             Net deferred tax assets                   7,367,000        6,860,000
                             Less: Valuation allowance                (7,367,000)      (6,860,000)
                             ---------------------------------------------------------------------

                             TOTAL                                  $          -     $          -
                             =====================================================================

                             Management has provided a valuation allowance for deferred tax assets as of April 30, 1997 and the benefit of these items will be recognized in future years to the extent that such items are available to reduce taxable income.

10.  SIGNIFICANT             Certain customers accounted for 10% or more of the
     CUSTOMERS AND           Company's total revenue during the years
     FOREIGN EXPORTS         ended April 30, 1997, 1996 and 1995 as noted
                             below:

                                      1997                   1996                          1995
                             ---------------------   ----------------------      -----------------------
                             Customer   % of Sales   Customer    % of Sales      Customer     % of Sales

                                 A          29           A         31                C           15
                                 B          16           B         21                D           10

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                             In 1997, 1996 and 1995, the Company had export sales to foreign customers totalling approximately $846,000, $1,310,000 and $1,200,000, respectively.
                             At April 30, 1997 trade receivable from two customers represented 33% and 18% of total trade receivables outstanding. At April 30, 1996 trade receivable from one customer represented 49% of total trade receivables outstanding.


11.  SUCCESS                 Effective May 1, 1991, the Company established
     SHARING PLAN            the FastComm Communications Corporation Success
                             Sharing Plan, a defined contribution plan that covers substantially all of its employees. Employer contributions are determined using an actuarially determined factor based on the employee's age and compensation level. No employer contributions were made for the years ended April 30, 1997, 1996 or 1995.


12.  RELATED PARTY           During 1997, 1996 and 1995, the Company had
     TRANSACTIONS            sales of approximately $43,000, $158,000 and
                             $415,000, respectively, to a customer whose Board of Directors includes the president and principle executive officer of the Company. At April 30, 1997, 1996 and 1995, accounts receivable includes approximately $4,000, $25,000 and $51,000, respectively from this related party which was paid to the Company subsequent to year end.


13.  FOURTH QUARTER          During the fourth quarter ended April 30, 1997,
     ADJUSTMENTS             the Company reduced its reserve for inventory
                             obsolescence by $100,000 which had the effect of reducing the operating loss and net loss by $100,000 or $0.01 per share.

                             During the fourth quarter ended April 30, 1996, the Company reduced its allowance for doubtful accounts by $104,000, which had the effect of reducing the operating loss and net loss by $104,000 or $0.01 per share.

                             During the fourth quarter ended April 30, 1995, the Company recorded adjustments to its reserve for inventory obsolescence ($295,000) and allowance for doubtful accounts ($200,000) which, in the aggregate, had the

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                             effect of increasing both the operating loss and the net loss by approximately $495,000 or by $0.06 per share.


14.  SUPPLEMENTAL            Supplemental information on interest and
     CASH FLOW               income taxes paid is as follows:
     INFORMATION

                             For the Year ended April 30,                 1997         1996        1995
                             ---------------------------------------------------------------------------
                             Interest                                 $ 35,721     $ 20,975   $  24,019

                             Income taxes                             $            $      -   $       -
                             ===========================================================================

                             Supplemental disclosure of non-cash investing and financing activities:

                             For the Year ended April 30,                  1997       1996      1995
                             ---------------------------------------------------------------------------
                             Incurrence of debt in connection
                               with acquisition of patent rights,
                               net of repayments                      $      -     $      -   $ 160,883
                             ---------------------------------------------------------------------------

                             Incurrence (settlement) of debt
                               in connection with acquisition
                               of assets of another company                  -            -    (220,000)
                             ---------------------------------------------------------------------------

                             Issuance of stock in connection
                             with acquisition of assets of CDC:
                               Fair value of assets acquired           1,482,536          -          -
                               Fair market value of common
                                 stock issued                          1,000,000          -          -

                             ---------------------------------------------------------------------------
                             Liabilities assumed                        $482,536          -          -

                             ---------------------------------------------------------------------------

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                   SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                                                     SCHEDULE II


                                               Balance    Charged to                    Balance
                                          at Beginning     Costs and                     at End
Description                                  of Period      Expenses    Deductions    of Period
-----------------------------------------------------------------------------------------------

Year Ended April 30, 1995

   Reserves and allowances deducted
     from asset accounts:
       Obsolescence reserve for
           inventory                        $   93,111     $ 401,889     $       -     $495,000
       Allowance for doubtful
           accounts                         $  275,000       204,000      (275,000)1/  $204,000

===============================================================================================

Year Ended April 30, 1996

   Reserves and allowances deducted
     from asset accounts:
       Obsolescence reserve for
           inventory                        $  495,000     $ 105,000     $       -     $600,000
       Allowance for doubtful
           accounts                         $  204,000       100,000      (204,000)1/  $100,000

===============================================================================================

Year Ended April 30, 1997

   Reserves and allowances deducted
     from asset accounts:
       Obsolescence reserve for
           inventory                           600,000             -      (100,000)2/  $500,000

       Allowance for doubtful
           accounts                         $  100,000       151,000      (141,000)1/  $110,000

===============================================================================================


1/ Accounts written off

2/ Inventory scrapped or disposed of

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


NONE.

                                   PART III.


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following lists the directors and executive officers of the Company, their ages, descriptions of their business experience and positions held with the Company as of July 8, 1997:


    Name                              Age        Position
    ----                              ---        --------

    Peter C. Madsen(1) (2)            46         President, Chief Executive Officer and Chairman of the Board
    Robert C. Abbott                  53         Vice President - Engineering, Secretary
    William A. Flanagan               54         Vice President - Technology
    Mark H. Rafferty                  42         Vice President - Finance, Treasurer
    Edward C. Bursk                   38         Vice President - Sales and Marketing
    Richard L. Apel                   52         Vice President - General Manager Comstat Division
    Edward R. Olson(2)                57         Director
    Thomas G. Amon(2)                 50         Director

    (1) Member Stock Option Committee.
    (2) Member Audit Committee.


All directors hold office until the next annual meeting of the shareholders and the election and qualification of their successors. The officers are elected by and serve at the discretion of the Board of Directors. See "Employment and Control Arrangements" under Item 11.

Peter C. Madsen has been President, Chief Executive Officer and a director of the Company since September 1992. Mr. Madsen is also President of Professional Marketing Corporation, a telecommunications equipment distributor. From November 1986 to January 1992, he was an officer of the Newbridge Networks Corporation, a Canadian telecommunications company, most recently as Vice President and General Manager, United States Region, and President of Newbridge Networks Inc., Newbridge Networks Corporation's United States subsidiary. Mr. Madsen currently serves as a director of Newbridge Networks Corporation.

Robert C. Abbott has served as Vice President - Engineering and as Secretary of the Company since 1984. From December 1980 until joining the Company, he served as product manager, VF Products, for the Telesystems Division of Comsat Corporation in Fairfax, Virginia.

William A. Flanagan has served as Vice President - Technology since September 1991. Prior to that, from 1987 through September 1991, he was Vice President - Network Marketing and Vice President - Technology for Newbridge Networks Inc. Mr. Flanagan is the author of a variety of best selling books on digital communications technology.

Mark H. Rafferty has been Vice President, Chief Financial Officer and Treasurer of the Company since August 1993. From August 1992 to August 1993, Mr. Rafferty was Vice President, Finance at Newbridge Networks Inc. From August 1987 through August 1992, Mr. Rafferty was Controller of Newbridge Networks Inc.

Edward C. Bursk has been Vice President, Sales and Marketing of the Company since November 1996, From September 1995 to October 1996, Mr. Bursk was President of the U.S. Division of Ouest Standard Telematique S.A. , a French telecommunications manufacturer. From May 1994 to September 1995, Mr. Bursk served as Assistant Vice President, Marketing for FastComm. Mr. Bursk served as General Manager, Packet Switching for Dynatech Communications from June 1993 to May 1994 and as Director of Small Switching Systems for Netrix Corporation from September 1990 to June 1993.

Richard L. Apel has been Vice President of the Company and President of the Company's wholly owned subsidiary, Comstat Datacomm Corporation since February 1997. For five years prior to this time, Mr. Apel was President of Comstat Datacomm Corporation.

Edward R. Olson has served as a director since January 1989. From 1990 to April 1997, Mr. Olson has served as the President, Chief Executive Officer and Chairman of M-C Industries, Inc., a fluid hydraulics equipment manufacturer. Commencing July 1, 1995, Mr. Olson became a principal in KPMG Baymark Strategies LLC, an independent consulting firm in a strategic alliance with KPMG Peat Marwick, LLP. KPMG Baymark Strategies LLC has since become Dominion Management LLC. From 1992 to 1993, Mr. Olson was Senior Vice President, Operations of Audiovox Corp., a company concentrating in the marketing and distribution of consumer electronic devices. Mr. Olson was President and COO of Porta Systems Corporation from November 1995 to January 1997. Mr. Olson is also Chairman of S&L Metal Products Corporation, Queens, NY.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons. The Company believes that during its fiscal year ended April 30, 1997, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.     EXECUTIVE COMPENSATION

BOARD REPORT ON EXECUTIVE COMPENSATION

The Company does not have a formal compensation committee. Compensation levels for executive officers are approved by the Board of Directors. The Board of Directors is presently comprised of the following individuals: Peter C. Madsen, Thomas G. Amon and Edward R. Olson. Salaries are reviewed periodically and are based on individual performance, the extent of individual responsibility and comparisons with salaries paid in the industry.

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

The Board establishes compensation levels based on experience and responsibility. No executive officer has received a salary increase during fiscal year 1997.

The Board granted four executive officers options during fiscal 1997. Two of these grants were determined by these individuals performance, responsibility, seniority and the number of options currently held by these officers. The two remaining grants were conditions of employment.

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


          /s/ Thomas G. Amon, /s/ Edward R. Olson, /s/ Peter C. Madsen


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year, Peter C. Madsen, Edward R. Olson, and Thomas G. Amon as directors participated in deliberations of the Company's Board of Directors concerning executive officer compensation and stock option grants, including their own. Other than the foregoing, none of such directors was party to any reportable interlock or participation during fiscal 1997. During the fiscal year ended April 30, 1997, the Company sold approximately $43,000 of product under normal terms and conditions to Newbridge Networks Inc. ("Networks") a United States subsidiary of Newbridge Networks Corporation, a Canadian Telecommunications Company ("Newbridge"). Peter C. Madsen, President, Chief Executive Officer and a director of the Company is also a director of Newbridge.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid by the Company to the six named executives (the "Named Executive Officers") for services furnished in all capacities to the Company during the fiscal year ended April 30, 1997, as well as such compensation paid by the Company to the Named Executive Officers during the Company's two previous fiscal years:

                                                                                                   LONG TERM
                                                                                                  COMPENSATION
                                                    ANNUAL COMPENSATION                              AWARDS
                                  --------------------------------------------------------        ------------
                                                                                                   SHARES OF
                                                                              OTHER ANNUAL        COMMON STOCK
                                                                              COMPENSATION         UNDERLYING
NAME AND PRINCIPAL POSITION       YEAR          SALARY($)         BONUS($)       ($)(1)              OPTIONS
---------------------------       ----          ---------         --------       ------              -------
Peter C. Madsen (2)               1997          101,757              0            6,613                  0
  President, CEO and Chairman     1996          104,196              0            6,219                  0
  of the Board of Directors       1995          113,344              0            6,219                  0

Mark H. Rafferty (3)              1997          108,503              0            5,824               25,000
  Vice President and              1996          106,207              0            5,824                  0
  Chief Financial Officer         1995          110,825              0            5,824              125,000

Robert C. Abbott (4)              1997           98,639              0              0                 15,000
  Vice President - Engineering    1996           95,552              0              0                    0
  Corporate Secretary             1995          100,750              0              0                 50,000

William A. Flanagan (5)           1997          109,417              0            2,511                  0
  Vice President -                1996          106,715              0            6,632               15,000
  Technology                      1995          113,943              0            6,632                  0

Edward C. Bursk (6)               1997           52,532              0            2,400               55,000
  Vice President-
  Sales and Marketing

Richard L. Apel (7)               1997           25,853              0            1,200               50,000
  Vice President

The options listed with respect to fiscal year 1995 long-term compensation awards include options granted upon repricing (and consequent cancellation) of previously granted options. Options to purchase the following number of shares granted to the following persons in fiscal year 1995 were issued as a result of the repricing on September 9, 1994 of previously granted options: Mr.
Rafferty - 75,000 (all of which were originally granted in fiscal year 1994); Mr. Abbott - 50,000 (all of which were originally granted in fiscal year 1994. The repriced options were conditioned upon waiver of previously vested and acceptance of a new vesting period.

(1)   Automobile benefit.

(2) At April 30, 1997, Mr. Madsen held 751,086 restricted shares of Common Stock with a market value of $3,755,430 at that date.

(3) At April 30, 1997, Mr. Rafferty held 28,088 restricted shares of Common Stock with a market value of $140,435 at that date.

(4) At April 30, 1997, Mr. Abbott held 192,408 restricted shares of Common Stock with a market value of $962,040 at that date.

(5) At April 30, 1997, Mr. Flanagan held 218,451 restricted shares of Common Stock with a market value of $1,097,255 at that date.

(6) Mr. Bursk commenced working for the Company in November, 1996. At April 30, 1997, Mr. Bursk held 500 restricted shares of Common stock with a market value of $2,500.

(7) Mr. Apel commenced working for the Company in February, 1997 At April 30, 1997, Mr. Apel held 146,600 shares of Common stock with a market value of $733,000.

FISCAL 1996 OPTION GRANTS

The following table sets forth information concerning grants of stock options to the Named Executive Officers made pursuant to the Company's 1992 Stock Option Plan during the fiscal year ended April 30, 1997:


                    Stock Option Grants in Fiscal Year 1997

                              INDIVIDUAL GRANTS


                       Securities      Percent of                                Potential Realizable Value
                       Underlying     Total Options   Exercise                     at Assumed Annual Rates
                         Options       Granted to        or                      of Stock Price Appreciation
                        Granted       Employees in   Base Price    Expiration         For Option Term
Name                       (#)         Fiscal Year     ($/sh)         Date         5%($)         10%($)
----                       ---         -----------     ------         ----         -----         ------
Peter C. Madsen             0                -           -             -            -              -

Mark H. Rafferty         25,000            4.86%     $6.50          12/23/01      $44,750        $99,250

Robert C. Abbott         15,000            2.92%     $12.00          7/14/01      $49,800       $109,950

William A. Flanagan         0                -           -             -            -              -

Thomas G. Amon           10,000            1.95%     $15.63           5/8/01      $43,150       $95,450

Edward R. Olson          10,000            1.95%     $15.63           5/8/01      $43,150       $95,450

Edward C. Bursk          55,000            10.70%    $6.50          12/23/01      $98,450       $218,350

Richard L. Apel          50,000            9.73%     $6.82           1/30/02      $94,000       $208,000

The exercise price of each option may not be less than 100% of the fair market value of the stock on the date of the grant for incentive options or 85% of such fair value for non-qualified stock options, as determined by the Board of Directors. Options vest over a three year period and expire five years from date of grant and, in most cases, upon termination of employment.

FISCAL 1997 AGGREGATE OPTION EXERCISES AND YEAR-END OPTION VALUES

The following table sets forth information concerning each exercise of stock options during the fiscal year ended April 30, 1997 by each of the Named Executive Officers and the fiscal year-end value of unexercised options held by such persons:

                                                                          Shares               Value of
                                                                         Underlying           Unexercised
                                                                        Unexercised          in-the-money
                                                                         Options at            Options at
                                                                        Fiscal Year-           Fiscal Year-
                               Shares             Value                    End (#)               End ($)
                            Acquired on         Realized                Exercisable/           Exercisable/
Name                        Exercise (#)           ($)                 Unexercisable          Unexercisable
----                        ------------           --                  -------------          -------------
Peter C. Madsen                      -               -                -          -           $0               $0

Robert C. Abbott                     -               -              33,333      31,667     $20,833         $10,417

William A. Flanagan                  -               -                5000      10,000        $0              $0

Thomas G. Amon                       -               -                3333      13,334      $5,833          $5,835

Edward R. Olson                      -               -              16,666      13,334     $11,666          $5,835

Mark H. Rafferty                     -               -              41,667      66,667     $26,042         $26,042

Edward C. Bursk                  11,600           89,125             3,699      70,001        $208          $7,500

Richard L. Apel                      -               -                -         50,000          $0              $0

EMPLOYMENT AND CONTROL ARRANGEMENTS

Effective September 18, 1992, the Company, Mr. Robert N. Dennis and Mr. Edward
R. Olson, as the "Current Directors" therein, and Mr. Peter C. Madsen entered into an employment agreement (the "Employment Agreement") regarding the terms of Mr. Madsen's employment by the Company and the scope of the relationships among the parties to the Employment Agreement.

Pursuant to the Employment Agreement, (i) Mr. Madsen was elected President and Chief Executive Officer of the Company for an initial term expiring on January 31, 1995 at an initial base salary of $100,000 per year, (ii) Mr. Madsen was granted an option to purchase up to 425,000 shares of Common Stock of the Company at an exercise price of $1.09375 per share upon certain terms and conditions, and (iii) Mr. Madsen and Mr. Peter Sommerer were elected directors of the Company to fill two vacancies then existing on the Board of Directors.

Under the Employment Agreement, Mr. Madsen has been granted full control of and authority over the operations of the Company, subject to the general oversight of the Board, and the Current Directors agreed not to take any action inconsistent with their respective obligations thereunder. The Employment Agreement and the related actions resulted in an effective change in control of the Company away from Mr. Dennis to Mr. Madsen. The agreement, which currently expires on January 31, 1998, is renewable thereafter on a year to year basis.

DIRECTOR COMPENSATION

Directors receive no cash compensation for their services as such, however, the Board of Directors has authorized payment of reasonable expenses incurred by non-employee directors in connection with attendance at meetings of the Board of Directors. Further, members of the Company's Board of Director are granted options to purchase common shares pursuant to the Company's 1992 Stock Option Plan. During fiscal year 1997, the Company granted options to purchase 10,000 shares of its common stock to both Edward R. Olson and Thomas G. Amon. The Chairman of the Board receives no compensation for serving in such capacity.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock with that of the cumulative total return of the NASDAQ Stock Market - US Index ("NASDAQ STOCK MRKT - US") and the NASDAQ Telecommunications Index ("NASDAQ TELECOM") for the five year period ended on April 30, 1997. The information below is based on an investment of $100, on April 30, 1992, in the Company's Common Stock, the NASDAQ STOCK MRKT - US and the NASDAQ TELECOM. The Company's Management consistently cautions that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

               COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
       AMONG FASTCOMM COMMUNICATIONS CORP., THE NASDAQ STOCK MARKET-US
                INDEX AND THE NASDAQ TELECOMMUNICATIONS INDEX



               FASTCOMM COMMUNICATIONS CORP.          NASDAQ STOCK MRKT (US)              NASDAQ TELECOM.
4/92                         100                             100                               100
4/93                         583                             115                               130
4/94                         678                             128                               154
4/95                         400                             149                               161
4/96                        1217                             212                               221
4/97                         348                             199                               225

*$100 invested on 4/30/92 in stock index - including reinvestment of dividends.
 Fiscal Year Ending April 30.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At July 8, 1997, there were 10,041,513 shares of Common Stock of the Company issued and outstanding. As of such date, options to purchase 1,165,535 shares of Common Stock were outstanding.

Each holder of shares of Common Stock, but not holders of unexercised options, is entitled to one vote per share on each matter which may be presented at a meeting of shareholders. Cumulative voting is not allowed. The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "FSCX."

The following table sets forth information regarding ownership of Common Stock of the Company at July 8, 1997, by each person who is known by management of the Company to own beneficially more than five percent of the Common Stock (setting forth the address of each such person), by each director, by the Named Executive Officers of the Company identified beneath "Item 11. Executive Compensation," and by all directors and executive officers of the Company as a group. Shares issuable on exercise of warrants or options exercisable within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of persons beneficially owning such warrants or options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

                                                     Amount and Nature
Name and address of Beneficial Owner             of Beneficial Ownership    Percent of Class
------------------------------------             -----------------------    ----------------
Peter C. Madsen (1)                                     751,086                 7.48%
  Sterling, Virginia

Robert C. Abbott                                        225,741 (2)             2.24%
  Reston, Virginia

William A. Flanagan                                     224,451 (3)             2.23%
  Sterling, Virginia

Edward R. Olson (1)                                      20,000 (4)             0.20%
  Reston, Virginia

Thomas G. Amon (1)                                       13,317 (5)             0.13%
  New York, New York

Edward C. Bursk                                           3,833 (6)             0.04%
  Centreville, Virginia

Mark H. Rafferty                                         69,754 (7)             0.69%
  Centreville, Virginia

Richard L. Apel                                         146,563 (8)             1.46%
  Lawrenceville, Georgia

Susquehanna Financial Group                             829,187 (9)             7.63%
  Bala Cynwyd, Pennsylvania                           ---------                -----

                                                      2,283,932                22.10%


(1)   Director

(2) Gives effect to 33,333 options owned by Abbott exercisable within 60 days.

(3) Gives effect to 5,000 options owned by Flanagan exercisable within 60 days.

(4) Gives effect to 20,000 options owned by Olson exercisable within 60 days.

(5) Shares are owned by the Thomas G. Amon Pension and Profit Sharing Plans as to which Mr. Amon has no voting or investment power. Gives effect to 6,667 options owned by Amon exercisable within 60 days.

(6) Gives effect to 3,333 options owned by Bursk exercisable within 60 days.

(7) Gives effect to 41,667 options owned by Rafferty exercisable within 60 days.

(8) In connection with the acquisition of Comstat Datacomm Corporation ("CDC"), the Company issued 146,600 shares of restricted common shares, $.01 par value (the "Exchange Shares") and 43,948 of its restrictive common shares, $.01 par value (the "Adjustment Shares") in exchange for all the issued and outstanding shares of CDC which were owned by Richard L. Apel. (See Item 7. Business Acquisition).

(9) Reflects shares issuable upon conversion of securities issued under $5 million private convertible debenture offering. (See Item 7. Convertible Debentures).

(10)  Based upon 10,041,513 shares outstanding at July 8, 1997.



      The Company is unaware of any arrangement the operation of which could at a subsequent date result in a change in control of the Company.


      ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During the fiscal year ended April 30, 1997, the Company sold approximately $43,000 of product under normal terms and conditions to Newbridge Networks Inc. ("Networks") a United States subsidiary of Newbridge Networks Corporation, a Canadian Telecommunications Company ("Newbridge"). FastComm sells to Newbridge Networks Corporation under net 30 day terms with prompt payment discounts. Such terms are consistent with that of similar customers. Title passes on shipment of product. Under the terms of the contract, Newbridge may return purchased and paid for (during the previous six month period) but unused products to FastComm for either warranty revalidation and/or revision level change (hardware or firmware). Peter C. Madsen, President, Chief Executive Officer and a director of the Company is also a director of Newbridge.

      The Company paid the law firm of Amon & Sabatini $183,000 in the fiscal year ended April 30, 1997. Thomas G. Amon, a Director of the Company, since December 1994, is a partner of Amon and Sabatini.

      On February 13, 1997, FastComm entered into an agreement whereby it leased a facility in Georgia that is owned by Richard L Apel. Mr. Apel is a Vice President of the Company. The Company paid $22,000 to Mr. Apel in the fiscal year ended April 30, 1997. Also in connection with the acquisition of Comstat, Mr Apel was loaned $300,000. The loan bears interest at 2 1/2 above the prime lending rate and is secured by a pledge of certain shares of the Company's stock issued to him in connection with this transaction.

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

            (b)    Reports on Form 8-K.

The Company filed one report on Form 8-K during the quarter ended April 30, 1997 relating to the acquisition of Comstat Datacomm Corporation.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 1997.



                                  FASTCOMM COMMUNICATIONS CORPORATION


                                  By:   /s/ Peter C. Madsen
                                        -------------------
                                        Peter C. Madsen
                                        President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on July 29, 1997.

                              POWER OF ATTORNEY


KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter C. Madsen and Mark H. Rafferty, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with the exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney- in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.


    /s/ Peter C. Madsen
    -------------------------          President (Principal Executive Officer)
        Peter C Madsen                 and Director



    /s/ Mark H. Rafferty
    -------------------------          Vice President - Finance and Treasurer
        Mark H. Rafferty               (Principal Financial and Accounting
                                       Officer)


    /s/ Thomas G. Amon
    -------------------------          Director
        Thomas G. Amon



    /s/ Edward R. Olson
    -------------------------          Director
        Edward R. Olson

                                 EXHIBIT INDEX


                                                                                   Sequential
Exhibit                                                                               Page
No.          Description                                                             Number
---          -----------                                                             ------

3.1*         Amendment to Restated Articles of Incorporation

3.2**        By-laws, as amended

4.1****      Form of Securities Purchase Agreement between the Company and
             Capital Ventures, International, Nelson Partners, Olympus
             Securities, Ltd. and CC Investments, LDC.

4.2****      Registration Rights Agreement between the Company and Richard L.
             Apel.

4.3****      Registration Rights Agreement between the Company and Capital
             Ventures, International, Nelson Partners, Olympus Securities, Ltd.
             and CC Investments, LDC.

4.4****      Form of Convertible Debenture

4.5****      Form of Warrant

4.6****      Proposed Form of Certificate of Designations, Preference and
             Rights

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

-----------
*    Filed with revised form 10KA filed August 12, 1994.

** These exhibits are incorporated by reference from the corresponding exhibits to the Company's Form S-18 Registration Statement, SEC File Number 333-19758.

*** These exhibits are incorporated by reference from the corresponding exhibits to the Company's Form S-3 Registration Statement, SEC File No. 333-43374.

**** These exhibits are incorporated by reference from the corresponding exhibits to the Company's Form S-3 Registration Statement, see File No. 333-26459