Form 10-Q
period 1997-08-02
FASTCOMM COMMUNICATIONS CORP
filed 1997-09-16
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       August 2, 1997          .
                              --------------------------------

[   ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the transaction period from                          to
                               ------------------------     ------------------

Commission file number        0-17168         .
                       ------------------------

                      FASTCOMM COMMUNICATIONS CORPORATION
                      -----------------------------------
             (Exact name of registrant as specified in its charter)


         Virginia                                       54-1289115             .
-----------------------------------          -----------------------------------
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
                                                                ----      -----

As of September 5, 1997, there were 10,041,541 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

No exhibits are filed with this report, which consists of 12 consecutively numbered pages.

                      FASTCOMM COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS




PART I           FINANCIAL INFORMATION                                                                    PAGE NO.
                                                                                                          --------
         Item 1. Financial Statements

                          Consolidated Statements of Operations
                          Fiscal quarters ended August 2, 1997
                           and August 3, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

                          Consolidated Balance Sheets --
                          August 2, 1997, and April 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . 4

                          Consolidated Statements of Cash Flows
                          Fiscal quarters ended August 2, 1997
                           and August 3, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . 6-7

         Item 2.          Management's Discussion and Analysis of
                          Financial Conditions and Results of
                          Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8-10

PART II          OTHER INFORMATION

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     FASTCOMM COMMUNICATIONS CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (unaudited)

                                                                                           Fiscal quarter ended
                                                                                --------------------------------------------
                                                                                     August 02,              August 03,
                                                                                        1997                    1996
                                                                                ---------------------    -------------------
Revenue                                                                                  $ 2,001,948            $ 3,791,166

Expenses
    Cost of sales                                                                            908,831              1,800,084
    Selling, general and administrative                                                    1,737,967              1,101,288
    Research and development                                                                 615,516                439,639
    Depreciation and amortization                                                            127,542                 71,605

                                                                                ---------------------    -------------------
Income (loss) from operations                                                             (1,387,908)               378,550
    Other income
    Interest income
    Interest expense                                                                          15,154                 (1,762)
                                                                                              57,095                 36,890
                                                                                             (64,683)                (8,120)
                                                                                ---------------------    -------------------

Net income (loss)                                                                       $ (1,380,342)              $405,558
                                                                                =====================    ===================



Earnings (loss) per share
    Primary                                                                                   ($0.14)                 $0.04
    Fully diluted                                                                             ($0.14)                 $0.04

Weighted average number of shares
    Primary                                                                               10,040,647             10,432,794
    Fully diluted                                                                         10,040,647             10,432,794

    See accompanying notes to unaudited consolidated financial statements



                                 (Page 3 of 13)

                     FASTCOMM COMMUNICATIONS CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                         August 02,                     April 30,
                                                                            1997                          1997
                                                                    -------------------           --------------------
                                                                        (unaudited)
Current assets
    Cash and cash equivalents                                              $ 5,761,814                    $ 4,036,336
    Accounts receivable, net                                                 1,838,992                      3,148,801
    Inventories, net                                                         3,430,969                      2,897,497
    Prepaid and other                                                          372,293                        329,503
                                                                    -------------------           --------------------
                                                                            11,404,068                     10,412,137

Property and equipment, net                                                    873,167                        815,401
Deferred financing costs                                                       290,279                        190,279
Software license, rights and other intangibles                                 155,156                        166,474
Notes receivable                                                               300,000                        300,000
Goodwill, net                                                                  534,562                        569,165
Other assets                                                                   184,219                        168,759
                                                                    -------------------           --------------------
                                                                          $ 13,741,451                   $ 12,622,215
                                                                    ===================           ====================


                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current portion of long term debt                                                -                        $29,000
    Accounts payable                                                       $ 1,768,423                      1,277,541
    Accrued payroll                                                            146,526                        207,290
    Other current liabilities                                                  430,029                        349,666
                                                                    -------------------           --------------------
                                                                             2,344,978                      1,863,497

Convertible debentures                                                       5,000,000                      3,000,000
                                                                    -------------------           --------------------
                                                                             7,344,978                      4,863,497
                                                                    -------------------           --------------------

Shareholders' equity
    Common stock, $.01 par value,                                              100,415                        100,380
    (25,000,000 shares authorized; 10,041,541 and
    10,038,022 issued and outstanding)
    Additional paid in capital                                              16,097,417                     16,079,355
    Accumulated deficit                                                     (9,801,359)                    (8,421,017)
                                                                    -------------------           --------------------
    Total shareholders' equity                                               6,396,473                      7,758,718

                                                                    -------------------           --------------------
                                                                          $ 13,741,451                    $12,622,215
                                                                    ===================           ====================

     See accompanying notes to unaudited consolidated financial statements





                                (Page 4 of 13)

                     FASTCOMM COMMUNICATIONS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                                              Fiscal quarter ended
                                                                                  ------------------------------------------
                                                                                      August 2,               August 3,
                                                                                         1997                   1996
                                                                                  -------------------     ------------------
Operating activities
    Net income (loss)                                                                    ($1,380,342)              $405,558

  Items not affecting cash
    Depreciation and amortization                                                            127,542                 71,605
    Provision for doubtful accounts                                                          125,000
    Provision for inventory obsolescence                                                      75,000
    Non cash interest expense on debentures                                                   62,500
  Changes in assets and liabilities
    Accounts receivable                                                                    1,184,809                  4,431
    Inventories                                                                             (608,472)              (280,850)
    Prepaid and other current assets                                                         (42,790)               (26,218)
    Other non current assets                                                                 (15,460)                  (370)
    Accounts payable and accrued liabilities                                                 430,118               (243,230)
    Other current liabilities                                                                 17,863               (124,136)

                                                                                  -------------------     ------------------
    Net cash used by operations                                                              (24,232)              (193,210)
                                                                                  -------------------     ------------------


Investing activities
    Additions of property, plant and equipment                                              (139,387)              (105,455)
    Purchase of long term investments                                                                               (69,531)

                                                                                  -------------------     ------------------
    Net cash used by investing activities                                                   (139,387)              (174,986)
                                                                                  -------------------     ------------------

Financing activities
    Proceeds from the issuance of convertible debentures                                   2,000,000
    Payment of deferred financing costs                                                     (100,000)
    Net proceeds from exercise of options                                                     18,097                200,277
    Repayment of notes payable                                                               (29,000)               (71,585)

                                                                                  -------------------     ------------------
    Net cash provided by financing activities                                              1,889,097                128,692
                                                                                  -------------------     ------------------

Net increase in cash and equivalents                                                       1,725,478               (239,504)

Cash and cash equivalents, beginning of period                                             4,036,336              3,807,855
                                                                                  -------------------     ------------------

Cash and cash equivalents, end of period                                                 $ 5,761,814             $3,568,351
                                                                                  ===================     ==================

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

In the opinion of Management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation and all such
adjustments are of a normal and recurring nature.    The results of operations
as presented in this report are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 1998.

The Company's fiscal year ends on April 30. For interim reporting purposes the interim fiscal quarters are closed on the first weekend following the calendar quarter end date, unless the quarter end date falls on a weekend, in which case such weekend is used as the interim fiscal quarter end. The quarter ended August 2, 1997, consisted of 94 calendar days as compared to 95 calendar days for the quarter ended August 3, 1996.

2.       EARNINGS (LOSS) PER SHARE

Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. For the quarter ended August 3, 1996, the earnings per share calculation includes common share equivalents. For the quarter ended August 2, 1997, the earnings per share calculation does not include common share equivalents in that the inclusion of such equivalents would be antidilutive.


3.       INVENTORIES

Inventories are valued at the lower of cost or market and consist of the following:

                                              August 2,              April 30,
                                                1997                    1997
                                           ----------------------------------------
          Production materials                 $ 1,781,103             $ 1,615,875
          Work in process                          232,093                 160,991
          Finished goods                         1,417,773               1,120,631
                                           ----------------       -----------------
                                               $ 3,430,969             $ 2,897,497
                                           ================       =================

4.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK

The quarter ended August 2, 1997, includes sales of $553,000 and $209,000, representing 28% and 10%, respectfully, of total revenues to two unrelated third party domestic corporations. As of August 2, 1997, accounts receivable includes $374,000 and $209,000, respectively, due from these corporations.

5.       INCOME TAXES

The Company has estimated its annual effective tax rate at 0% due to uncertainty over the level of earnings in fiscal 1998. Also, the Company has net operating loss carryforwards for income tax reporting purposes for which no income tax benefit has been recorded due to uncertainty over generation of future taxable income.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (FFAS) 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUE

                                                     Fiscal quarter ended
                                           --------------------------------------
                                              August 02,           August 03,
                                                 1997                 1996
                                           -----------------     ----------------
                                                 $2,001,948           $3,791,166

Total revenues decreased $1,365,000 (41%) compared with that of the previous quarter and decreased $1,789,000 (47%) when compared with the corresponding quarter of the previous fiscal year. This decrease is primarily attributable to a decrease in unit sales of frame relay access devices ($1,268,000 in the current fiscal quarter as compared with $2,343,000 in the previous fiscal quarter and $3,272,000 in the first quarter of the previous fiscal year). This decline was offset by $613,000 in sales by the Company's Comstat Datacomm division that was acquired in January 1997. Sales generated by this division totaled $775,000 in the Company's previous fiscal quarter.

The decline in revenue reflects the completion of the initial phases of the Company's two largest contracts to date. The Company continues to focus on similar projects and is actively engaged in discussions with several large resellers worldwide, each of which has multiple end user opportunities. The Company can give no assurance as to the outcome of such negotiations.

The quarter ended August 2, 1997, includes sales of $553,000 and $209,000 to two, unrelated, domestic corporations.

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

COST OF GOODS SOLD AND GROSS MARGIN

                                                  Fiscal quarter ended
                                          --------------------------------------
                                             August 02,           August 03,
                                                1997                 1996
                                          -----------------     ----------------
Cost of sales                                    $ 908,831          $ 1,800,084

Gross margin                                            55%                  53%


Gross margin is calculated by subtracting cost of sales from sales. Gross margins during the current fiscal quarter approximated 55%, which is comparable with the 53% for the quarter ended August 3, 1996. Further, the Company recorded a $75,000 increase in its reserve for inventory obsolescence during the quarter ended August 2, 1997.

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES



                                                 Fiscal quarter ended
                                         --------------------------------------
                                            August 02,           August 03,
                                               1997                 1996
                                         -----------------     ----------------
                                              $ 1,737,967          $ 1,101,288


Selling, general and administrative expenses increased $637,000 or (58%) over that of the corresponding quarter in the previous fiscal year. This is primarily attributable to increased sales compensation costs associated with increased sales headcount offset by a decline in commission expenses associated with a decline in sales ($45,000 net); increased advertising and promotion costs ($97,000); increased travel associated with trade shows and international selling activities ($95,000); increased office and communication costs associated with international selling efforts, Australasian sales office, costs assumed as part of the acquisition of Comstat Datacomm and an upgrade of the Company's communications infrastructure ($123,000); and increased legal fees ($81,000). During the current fiscal quarter, the Company recorded a $125,000 increase in its reserve for bad debts. The Company's bad debt reserve totals $235,000.


RESEARCH AND DEVELOPMENT EXPENSES


                                                 Fiscal quarter ended
                                         --------------------------------------
                                            August 02,           August 03,
                                               1997                 1996
                                         -----------------     ----------------
                                                $ 615,516            $ 439,639

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

DEPRECIATION AND AMORTIZATION


                                              Fiscal quarter ended
                                      --------------------------------------
                                         August 02,           August 03,
                                            1997                 1996
                                      -----------------     ----------------
                                             $ 127,542             $ 71,605


Depreciation and amortization expenses increased from $72,000 in the quarter ended August 3, 1996 to $128,000 in the quarter ended August 2, 1997. This 78% increase is primarily attributable to the amortization of goodwill associated with the acquisition of Comstat Datacomm ($18,000), depreciation of Comstat fixed assets ($6,000) and depreciation associated with other fixed asset additions.

LIQUIDITY AND CAPITAL RESOURCES


At August 2, 1997, the Company had $5,762,000 in cash and cash equivalents. Working capital increased from $8.5 million at April 30, 1997 to $9.1 million at August 2, 1997. At August 2, 1997, the Company had a current ratio of 5 to one.

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

During fiscal year 1997, the Company closed a $5 million private convertible debenture offering. The securities were purchased under Regulation D by institutional investors. The Company intends to seek shareholder approval of a new class of Series A Convertible Preferred Stock and, assuming such shareholder approval, exercise its right to convert all the aforementioned debentures into Series A Convertible Preferred Stock. Both the debenture and the related preferred stock earn a 5% dividend payable in common stock or cash at the option of the Company. The Company received $3 million from this offering in April 1997.
The remaining $2 million was received during the current fiscal quarter in May 1997.


FIRST FISCAL QUARTER OF 1998 COMPARED TO FIRST FISCAL QUARTER OF 1997

Cash used by operations decreased from $193,000 in the quarter ended August 3, 1996, to $24,000 in the quarter ended August 2, 1997. The $169,000 decrease is primarily attributable to cash generated from accounts receivable and accounts payable balances offset by purchases of inventory and the $1,318,000 loss in the current fiscal quarter.

Cash used by investing activities totaled $139,000 in the current fiscal quarter. This utilization of cash was primarily attributable to fixed asset purchases required to develop and produce new products and improvements to the Company's communications infrastructure.

Cash provided by financing activities is primarily attributable to $2,000,000 in proceeds received, in the current fiscal quarter, as part of the $5 million convertible debenture offering previously discussed.

INVENTORIES

The Company's inventory balances increased $533,000 in the current fiscal quarter. This increase is primarily attributable to increased frame relay product subassemblies required to support anticipated sales that did not materialize. The Company also purchased a significant amount of voice over frame relay product to take advantage of volume discounts offered by the original equipment manufacturer of these products.

In the current fiscal quarter, the Company increased its reserve for inventory obsolescence from $500,000 to $575,000. The Company believes it will be able to ship and/or liquidate its current inventory levels profitably and that its reserve for inventory obsolescence and excess inventory is adequate.

SHAREHOLDERS' EQUITY

Shareholders' equity decreased $1,362,000 in the current quarter. The decrease is attributable to the net loss in the current quarter.

INCOME TAXES

The Company has estimated its annual effective tax rate at 0% due to uncertainty over the level of earnings in fiscal 1998. Also, the Company has net operating loss carryforwards for income tax reporting purposes for which no income tax benefit has been recorded due to uncertainty over generation of future taxable income.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (FFAS) 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

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

The Company is a party to two lawsuits that initially included four claims filed by a former officer and director, Gary H. Davison. Davison commenced these actions on March 13, 1997, in the Circuit Court of Fairfax County, Virginia. On May 19, 1997, one claim was non-suited and a second claim was dismissed with prejudice. The remaining two claims, wrongful termination and breach of contract are subject to continuing litigation.

The Company's position is that Mr. Davison's allegations with respect to wrongful termination are without legal or factual basis. As to Mr. Davison's claim for breach of contract, it is based in part upon an alleged agreement between himself and the Company concerning the immediate vesting to him of options to purchase 100,000 shares of FastComm common stock on the date he began employment with FastComm. The Company has provided Davison's counsel with documents signed by Davison and filed with the U.S. Securities and Exchange Commission on which Davison did not report the existence of any such agreement, as he would have been obligated to do under federal securities law. These documents, therefore, appear to be entirely inconsistent with the allegations in Davison's complaint. The Company believes that it has meritorious defenses to these lawsuits and intends to defend these actions vigorously.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                    FASTCOMM COMMUNICATIONS CORPORATION
                                    (Registrant)





Date: September 16, 1997      By: /s/ Peter C. Madsen
                                  ---------------------------
                                        Peter C. Madsen
                                        President, Chief Executive Officer
                                        and Chairman of the Board of Directors
                                        (Principal Executive Officer)




Date: September 16, 1997      By: /s/ Mark H. Rafferty
                                  ---------------------------
                                        Mark H. Rafferty
                                        Vice President,
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)