Form 10-Q
period 1997-11-01
FASTCOMM COMMUNICATIONS CORP
filed 1997-12-16
CIK 828529

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       November 1, 1997          .
                              ----------------------------------

[   ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                          to
                                ------------------------

-----------------------------

Commission file number        0-17168   .
                      -------------------

                     FASTCOMM COMMUNICATIONS CORPORATION
                     -----------------------------------
           (Exact name of registrant as specified in its charter)


            Virginia                                   54-1289115         .
---------------------------------             -----------------------------
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

As of December 5, 1997, there were 10,094,065 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

No exhibits are filed with this report, which consists of 13 consecutively numbered pages.

                     FASTCOMM COMMUNICATIONS CORPORATION

                              TABLE OF CONTENTS

PART I               FINANCIAL INFORMATION                                                                 PAGE NO.
                                                                                                           --------
           Item 1.   Financial Statements

                        Consolidated Statements of Operations
                        Fiscal quarter and two fiscal quarters ended November 1, 1997 and November 2, 1996..................................................................3

                        Consolidated Balance Sheets
                        November 1, 1997 and April 30, 1997....................................................4

                        Consolidated Statements of Cash Flows
                        Fiscal quarter and two fiscal quarters ended November 1, 1997 and November 2, 1996..................................................................5

                        Notes to Consolidated Financial Statements...........................................6-7

           Item 2.      Management's Discussion and Analysis of
                        Financial Conditions and Results of
                        Operations..........................................................................8-11

PART II                 OTHER INFORMATION

           Item 1.   Legal Proceedings........................................................................12

SIGNATURES....................................................................................................13

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      FASTCOMM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                                Fiscal quarter ended               Two fiscal quarters ended
                                                       -------------------------------------   -----------------------------------
                                                           November 1,        November 2,         November 1,        November 2,
                                                              1997                1996               1997               1996
                                                       -------------------  ----------------   ----------------   ----------------
Revenue                                                   $     1,502,224     $   1,647,239      $   3,504,172      $   5,438,405

Expenses
           Cost of sales                                          997,536           601,731          1,906,367          2,401,815
           Selling, general and administrative                  1,770,134         1,253,637          3,508,101          2,354,925
           Research and development                               562,205           425,606          1,177,721            865,245
           Depreciation and amortization                          131,427            61,866            258,969            133,471

                                                       -------------------  ----------------   ----------------   ----------------
Loss from operations                                           (1,959,078)         (695,601)        (3,346,986)          (317,051)

Other income (expense)
           Other income                                            22,012            23,074             37,166             21,312
           Interest income                                         50,609            38,900            107,704             75,790
           Interest expense                                       (96,476)           (1,776)          (161,159)            (9,896)
           Imputed discount on convertible debentures            (330,000)                            (330,000)

Net loss                                                  $    (2,312,933)    $    (635,403)     $  (3,693,275)     $    (229,845)
                                                        ==================  ================   ================   ================

Loss per share
                Primary                                            ($0.23)           ($0.06)            ($0.37)            ($0.02)
                Fully diluted                                      ($0.23)           ($0.06)            ($0.37)            ($0.02)

Weighted average number of shares
                Primary                                        10,055,956         9,865,430         10,048,177          9,836,185
                Fully diluted                                  10,055,956         9,865,430         10,048,177          9,836,185


     See accompanying notes to unaudited consolidated financial statements

                      FASTCOMM COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                 ASSETS

                                                                 November 1,              April 30,
                                                                    1997                     1997
                                                              -----------------       -----------------
                                                                 (unaudited)
Current assets
         Cash and cash equivalents                              $    4,112,858          $    4,036,336
         Accounts receivable, net                                    1,532,443               3,148,801
         Inventories, net                                            3,669,075               2,897,497
         Prepaid and other                                             372,768                 329,503
                                                              -----------------       -----------------
                                                                     9,687,144              10,412,137


Property and equipment, net                                            903,878                 815,401
Deferred financing costs                                               272,594                 190,279
Software license, rights and other intangibles                         143,838                 166,474
Notes receivable                                                       300,000                 300,000
Goodwill, net                                                          519,312                 569,165
Other assets                                                           185,805                 168,759
                                                              -----------------       -----------------
                                                                $   12,012,571          $   12,622,215
                                                              -----------------       -----------------

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
         Current portion of long term debt                                              $       29,000
         Accounts payable                                       $    1,884,610               1,277,541
         Accrued payroll                                               183,603                 207,290
         Other current liabilities                                     530,839                 349,666
                                                              -----------------       -----------------
                                                                     2,599,052               1,863,497

Convertible debentures                                               4,750,000               3,000,000
                                                              -----------------       -----------------
                                                                     7,349,052               4,863,497
                                                              -----------------       -----------------

Shareholders' equity
         Common stock, $.01 par value,                                 100,941                 100,380
         (25,000,000 shares authorized; 10,094,065 and
         10,038,022 issued and outstanding)
         Additional paid in capital                                 16,676,870              16,079,355
         Accumulated deficit                                       (12,114,292)             (8,421,017)
                                                              -----------------       -----------------
         Total shareholders' equity                                  4,663,519               7,758,718

                                                              -----------------       -----------------
                                                                $   12,012,571          $   12,622,215
                                                              =================       =================

     See accompanying notes to unaudited consolidated financial statements

                      FASTCOMM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                   Fiscal quarter ended            Two fiscal quarters ended
                                                            ----------------------------------  --------------------------------
                                                               November 1,       November 2,      November 1,      November 2,
                                                                  1997              1996             1997             1996
                                                            -----------------  ---------------  ---------------  ---------------
Operating activities
      Net loss                                                $   (2,312,933)    $   (635,403)   $  (3,693,275)    $   (229,845)

  Items not affecting cash
      Depreciation and amortization                                  131,427           61,866          258,969          133,471
      Provision for doubtful accounts                                 15,000           50,688          140,000           50,688
      Provision for inventory obsolescence                           175,000                           250,000
      Non cash interest expense on debentures                         62,500                           125,000
      Imputed discount on convertible debentures                     330,000                           330,000
  Changes in assets and liabilities
      Accounts receivable                                            291,549          365,360        1,476,358          369,791
      Inventories                                                   (413,106)      (1,416,684)      (1,021,578)      (1,697,534)
      Prepaid and other current assets                                  (476)          23,203          (43,266)          (3,015)
      Other non current assets                                        (1,586)          (2,338)         (17,046)          (2,708)
      Accounts payable and accrued liabilities                       144,989          636,040          575,107          392,810
      Other current liabilities                                       38,310          (52,747)          56,173         (176,883)

                                                            -----------------  ---------------  ---------------  ---------------
      Net cash used by operations                                 (1,539,326)        (970,015)      (1,563,558)      (1,163,225)
                                                            -----------------  ---------------  ---------------  ---------------


Investing activities
      Additions of property, plant and equipment                    (115,880)         (89,422)        (255,267)        (194,877)
      Purchase of long term investments                                                                                 (69,531)

                                                            -----------------  ---------------  ---------------  ---------------
      Net cash used by investing activities                         (115,880)         (89,422)        (255,267)        (264,408)
                                                            -----------------  ---------------  ---------------  ---------------

Financing activities
      Proceeds from the issuance of convertible debentures                                           2,000,000
      Payment of deferred financing costs                                                             (100,000)
      Net proceeds from exercise of options                            6,250          243,342           24,347          443,619
      Repayment of notes payable                                                                       (29,000)         (71,585)

                                                            -----------------  ---------------  ---------------  ---------------
      Net cash provided by financing activities                        6,250          243,342        1,895,347          372,034
                                                            -----------------  ---------------  ---------------  ---------------

Net increase in cash and equivalents                              (1,648,956)        (816,095)          76,522       (1,055,599)

Cash and cash equivalents, beginning of period                     5,761,814        3,568,351        4,036,336        3,807,855
                                                            -----------------  ---------------  ---------------  ---------------

Cash and cash equivalents, end of period                      $    4,112,858     $  2,752,256    $   4,112,858     $  2,752,256
                                                            =================  ===============  ===============  ===============

     See accompanying notes to unaudited consolidated financial statements

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

The Company's fiscal year ends on April 30. For interim reporting purposes the interim fiscal quarters are closed on the first weekend following the calendar quarter end date, unless the quarter end date falls on a weekend, in which case such weekend is used as the interim fiscal quarter end. The quarters ended November 1, 1997, and November 2, 1996, consisted of 91 calendar days.

2.       EARNINGS (LOSS) PER SHARE
Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. For the quarters ended November 1, 1997, and November 2, 1996, the earnings per share calculation does not include common share equivalents in that the inclusion of such equivalents would be antidilutive.

3.       INVENTORIES
Inventories are valued at the lower of cost or market and consist of the following:

                                    November 1,        April 30,
                                       1997               1997
                                  ---------------------------------
Production materials               $  2,029,191       $  1,615,875
Work in process                         237,989            160,991
Finished goods                        1,401,895          1,120,631
                                  --------------     --------------
                                   $  3,669,075       $  2,897,497
                                  ==============     ==============

4.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK
The quarter ended November 1, 1997, includes sales of $259,000 representing
17% of total revenues to one unrelated third party domestic corporations. As of November 1, 1997, accounts receivable includes $ 169,000 due from this corporation. The two fiscal quarters ended November 1, 1997, includes sales of $812,000 and $318,000 representing 23% and 10% to two unrelated domestic corporations. As of November 1, 1997, accounts receivable includes $169,000 and $296,000, respectively, due from these corporations. As of the date of this report, accounts receivable includes $ 48,000 and $192,000, respectively, due from these corporations.

5.       INCOME TAXES
The Company has estimated its annual effective tax rate at 0% due to uncertainty over the level of earnings in fiscal 1998. Also, the Company has net operating loss carryforwards for income tax reporting purposes for which no income tax benefit has been recorded due to uncertainty over generation of future taxable income.

6.       CONVERTIBLE DEBENTURES
In April 1997, the Company issued $3,000,000 in 5.0% Convertible Debentures due April 2001. For the first 180 days following the issuance, the debentures were convertible at the option of the holder into common stock at a conversion price equal to the average closing bid price on NASDAQ ten trading days prior to conversion. If the conversion occurs more than 180 days after issuance, the conversion price is the lesser of 125% of the average closing bid prices on NASDAQ for the ten trading days prior to issuance, or, 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date. In addition, if the conversion occurs more than 180 days after issuance, the holder will receive one warrant for every five shares of common stock received upon conversion of the debentures. If the conversion occurs more than 360 days from the date of issuance, the holder will receive one warrant for every 2 1/2 common shares received upon conversion of the debentures. Each warrant will have a strike price set at 125% of the market price of the Company's common stock at the time of conversion.

Subsequent to April 30, 1997, the Company issued an additional $2,000,000 in 5% Convertible Debentures, in May 1997, due May 2001, under terms substantially similar to that of the $3,000,000 issuance described above

The terms of the Convertible Debentures provide for conversion at a discount to the market commencing 181 days after issuance. The value of the discount, using a conversion price of 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date, is approximately $550,000. Based on the foregoing, the Company is required to determine and recognize on the 181st day from issuance the amount of the conversion discount. This discount will reduce income available to common share holders during fiscal 1998 by a minimum of $550,000 in the form of two non-cash charges to interest expense. During its fiscal quarter ended November 1, 1997, the Company recognized $330,000 ($.03 per share) of such charges. The remaining $220,000 will be recognized in the fiscal quarter ended January 31, 1998.

7.       RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards (SFAS) 130, "Reporting
Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 131, "Disclosure about Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS

CONVERTIBLE DEBENTURES

In April 1997, the Company issued $3,000,000 in 5.0% Convertible Debentures due April 2001. For the first 180 days following the issuance, the debentures were convertible at the option of the holder into common stock at a conversion price equal to the average closing bid price on NASDAQ ten trading days prior to conversion. If the conversion occurs more than 180 days after issuance, the conversion price is the lesser of 125% of the average closing bid prices on NASDAQ for the ten trading days prior to issuance, or, 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date. In addition, if the conversion occurs more than 180 days after issuance, the holder will receive one warrant for every five shares of common stock received upon conversion of the debentures. If the conversion occurs more than 360 days from the date of issuance, the holder will receive one warrant for every 2 1/2 common shares received upon conversion of the debentures. Each warrant will have a strike price set at 125% of the market price of the Company's common stock at the time of conversion.

Subsequent to April 30, 1997, the Company issued an additional $2,000,000 in 5% Convertible Debentures, in May 1997, due May 2001, under terms substantially similar to that of the $3,000,000 issuance described above

The terms of the Convertible Debentures provide for conversion at a discount to the market commencing 181 days after issuance. The value of the discount, using a conversion price of 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date, is approximately $550,000. Based on the foregoing, the Company is required to determine and recognize on the 181st day from issuance the amount of the conversion discount. This discount will reduce income available to common share holders during fiscal 1998 by a minimum of $550,000 in the form of two non-cash charges to interest expense. During its fiscal quarter ended November 1, 1997, the Company recognized $330,000 ($.03 per share) of such charges. The remaining $220,000 will be recognized in the fiscal quarter ended January 31, 1998.

RESULTS OF OPERATIONS

REVENUE

        Fiscal quarter ended                       Two fiscal quarters ended
 -----------------------------------          ----------------------------------
    November 1,         November 2,             November 1,        November 2,
       1997                1996                    1997                1996
 ----------------      -------------          -------------       -------------
    $1,502,224           $1,647,239             $3,504,172          $5,438,405

Total revenues decreased $500,000 (25%) compared with that of the previous quarter. This decrease is primarily attributable to a decrease in unit sales of frame relay access devices ($966,000 in the current fiscal quarter as compared with $1,268,000 in the previous fiscal quarter). This decrease is further attributable a decline in sales by the Company's Comstat Datacomm division that was acquired in January 1997. Sales generated by this division totaled $402,000 in the Company's current fiscal quarter compared with $613,000 in the previous fiscal quarter.

Total revenues decreased $145,000 (9%) when compared with the corresponding quarter of the previous fiscal year. This decrease is primarily attributable to a decrease in unit sales of frame relay access devices ($966,000 in the current fiscal quarter as compared with $1,388,000 in the second quarter of the previous fiscal year). This decrease is further attributable to a decline in unit sales of data controllers ($71,000) and data compression products offset by $402,000 in sales by the Company's Comstat Datacomm division that was acquired in January 1997.

On a fiscal year to date basis, total revenues decreased $1,934,000 compared with that of the corresponding period of the previous fiscal year. This decrease is primarily attributable to a decrease in unit sales of frame relay access devices ($2,427,000). This decline is further attributable to decreases in sales of analog modems ($157,000), data compression products ($187,000) and data controllers ($104,000). Revenue decreases were offset by $1,013,000 in sales generated by the Company's Comstat Datacomm division that was acquired in January 1997.

On a fiscal year to date basis, the decline in revenue reflects the completion of the initial phases of the Company's two largest contracts to date. The Company continues to focus on similar projects and is actively engaged in discussions with several large resellers worldwide, each of which has multiple end user opportunities. The Company can give no assurance as to the outcome of such negotiations.

The quarter ended November 1, 1997, includes sales of $259,000 representing 17% of total revenues to one unrelated third party domestic corporation. The two fiscal quarters ended November 1, 1997, includes sales of $812,000 and $318,000 to two unrelated domestic corporations representing 23% and 10% of year to date revenues respectively.

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

COST OF GOODS SOLD AND GROSS MARGIN

                               Fiscal quarter ended                        Two fiscal quarters ended
                       -------------------------------------          -------------------------------------
                          November 1,          November 2,               November 1,         November 2,
                             1997                 1996                      1997                 1996
                       ----------------      ---------------          ---------------       ---------------
Cost of sales            $   997,536          $    601,731             $  1,906,367          $  2,401,815

Gross margin                     34%                   63%                      46%                   56%

The decline in gross margin is primarily attributable to an increase in fixed manufacturing costs as a percentage of gross sales and an increase in the sale of voice frame relay access products as a percentage of gross sales. The voice products, which were not available in the previous fiscal year, are produced by another manufacturer and as such generate a significantly lower gross margin when compared with that of data products. Gross margins were also negatively impacted by lower sales of data frame relay access products that generate relatively higher gross margins. The Company anticipates continued sales of voice frame relay products. Further, the Company recorded a $175,000 increase in its reserve for inventory obsolescence during the quarter ended November 1, 1997.

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES

         Fiscal quarter ended                           Two fiscal quarters ended
----------------------------------------         --------------------------------------
   November 1,            November 2,               November 1,           November 2,
      1997                   1996                      1997                  1996
-----------------      ----------------          ----------------      ----------------
  $   1,770,134          $   1,253,637             $   3,508,101         $   2,354,925

Selling, general and administrative expenses increased $516,000 or (41%) over that of the corresponding quarter in the previous fiscal year. This is primarily attributable to increased sales compensation costs associated with increased sales headcount ($63,000), costs associated with the new European headquarters ($30,000), increased advertising and promotion costs ($160,000); increased office and communication costs associated with international selling efforts and upgrades to the Company's communications infrastructure ($49,000), costs assumed as part of the acquisition of Comstat Datacomm ($108,000) and increased legal fees ($175,000).

On a fiscal year to date basis, selling, general and administrative expenses increased $1,153,000 or (49%) over that of the corresponding quarter in the previous fiscal year. This increase is primarily attributable to increased sales compensation costs associated with increased sales headcount offset by a decline in commission expenses associated with a decline in sales ($108,000 net); costs associated with the new European headquarters ($30,000), increased advertising and promotion costs ($257,000); increased travel associated with trade shows and international selling activities ($106,000); increased office and communication costs associated with international selling efforts, costs assumed as part of the acquisition of Comstat Datacomm and an upgrade of the Company's communications infrastructure ($231,000); and increased legal fees ($256,000). During the first two quarters of the current fiscal year, the Company recorded a $140,000 increase in its reserve for bad debts. The Company's bad debt reserve totals $250,000.

RESEARCH AND DEVELOPMENT EXPENSES


        Fiscal quarter ended                        Two fiscal quarters ended
--------------------------------------          ---------------------------------
     November 1,         November 2,               November 1,       November 2,
        1997                1996                      1997              1996
-------------------  -----------------          ---------------   ---------------
   $    562,205        $   425,606               $   1,177,721     $   865,245

Research and development expenditures consist primarily of hardware and software engineering, personnel expenses, subcontracting costs, equipment, prototypes and facilities. The increase in such expenses is primarily attributable to increased labor and material costs associated with new product development and new product prototypes. Further, such expenses include costs assumed as part of the January 1997 acquisition of Comstat Datacomm Corporation.

The markets for the Company's products are characterized by continuing technological change. Management believes that significant expenditures for research and development will continue to be required in the future.

DEPRECIATION AND AMORTIZATION

       Fiscal quarter ended                       Two fiscal quarters ended
-----------------------------------          -----------------------------------
   November 1,        November 2,               November 1,       November 2,
      1997               1996                      1997               1996
---------------    ----------------          ----------------   ----------------
 $   131,427         $   61,866                $   258,969         $   133,471

The increase in depreciation and amortization expenses is primarily attributable to the amortization of goodwill associated with the acquisition of Comstat Datacomm, depreciation of Comstat fixed assets and depreciation associated with other fixed asset additions.

LIQUIDITY AND CAPITAL RESOURCES
At November 1, 1997, the Company had $4,113,000 in cash and cash equivalents. Working capital decreased from $9.1 million at August 2, 1997 to $7.1 million at November 1, 1997. At November 1, 1997, the Company had a current ratio of
3.7 to one.

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

During the prior fiscal year, the Company closed a $5 million private convertible debenture offering. The securities were purchased under Regulation D by institutional investors. The Company intends to seek shareholder approval of a new class of Series A Convertible Preferred Stock and, assuming such shareholder approval, exercise its right to convert all the aforementioned debentures into Series A Convertible Preferred Stock. Both the debenture and the related preferred stock earn a 5% dividend payable in common stock or cash at the option of the Company. The Company received $3 million from this offering in April 1997. The remaining $2 million was received during the prior fiscal quarter in May 1997.

The terms of the Convertible Debentures provide for conversion at a discount to the market commencing 181 days after issuance. The value of the discount, using a conversion price of 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date, is approximately $550,000. Based on the foregoing, the Company is required to determine and recognize on the 181st day from issuance the amount of the conversion discount. This discount will reduce income available to common share holders during fiscal 1998 by a minimum of $550,000 in the form of two non-cash charges to interest expense. During its fiscal quarter ended November 1, 1997, the Company recognized $330,000 ($.03 per share) of such charges. The remaining $220,000 will be recognized in the fiscal quarter ended January 31, 1998

SECOND FISCAL QUARTER OF 1998 COMPARED TO SECOND FISCAL QUARTER OF 1997
Cash used by operations increased from $970,000 in the quarter ended November
2, 1996, to $1,539,000 in the quarter ended November 1, 1997. The $569,000 increase is primarily attributable to the increase in net loss for the quarter and the paydown of accounts payable balances offset by reduced inventory purchases and higher non cash expenditures associated with depreciation and amortization, inventory and accounts receivable reserves and $330,000 in imputed interest on convertible debentures.

Cash used by investing activities totaled $116,000 in the current fiscal quarter. This utilization of cash was primarily attributable to fixed asset purchases required to develop and produce new products and improvements to the Company's communications infrastructure.

TWO FISCAL QUARTERS ENDED NOVEMBER 1, 1997 COMPARED TO TWO FISCAL QUARTERS ENDED NOVEMBER 2, 1996
Cash used by operations increased from $1,163,000 in the quarter ended November 1, 1996, to $1,564,000 in the quarter ended November 1, 1997. The $401,000 increase is primarily attributable to the $3.6 million year to date loss offset by improved accounts receivable balances and reduced inventory purchases. Cash used by operation was further reduced by higher non cash expenditures associated with depreciation and amortization, inventory and accounts receivable reserves and $330,000 in imputed interest on convertible debentures.

Cash used by investing activities totaled $255,000. This utilization of cash was primarily attributable to fixed asset purchases required to develop and produce new products and improvements to the Company's communications infrastructure.

Cash provided by financing activities is primarily attributable to $2,000,000 in proceeds received, in the Company's first fiscal quarter, as part of the $5 million convertible debenture offering previously discussed.

INVENTORIES
The Company's inventory balances increased $413,000 in the current fiscal quarter. This increase is primarily attributable to increased frame relay product subassemblies required to support anticipated sales that did not materialize. The Company also purchased a significant amount of voice over frame relay product to take advantage of volume discounts offered by the original equipment manufacturer of these products. The Company sees the demand for voice product increasing, particularly in the international marketplace.

In the current fiscal quarter, the Company increased its reserve for inventory obsolescence from $575,000 to $750,000. The Company believes it will be able to ship and/or liquidate its current inventory levels profitably and that its reserve for inventory obsolescence and excess inventory is adequate.

SHAREHOLDERS' EQUITY
Shareholders' equity decreased $1,733,000 in the current quarter and decreased $3,095,000 on a fiscal year to date basis. The decreases are primarily attributable to the net losses incurred in each of the first two quarters of the current fiscal year.

INCOME TAXES
The Company has estimated its annual effective tax rate at 0% due to uncertainty over the level of earnings in fiscal 1998. Also, the Company has net operating loss carryforwards for income tax reporting purposes for which no income tax benefit has been recorded due to uncertainty over generation of future taxable income.

RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 131, "Disclosure about Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

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

                                        FASTCOMM COMMUNICATIONS CORPORATION
                                        (Registrant)

                                      /s/ Peter C. Madsen
Date: December 16, 1997          By:
                                    ---------------------------
                                         Peter C. Madsen
                                         President,  Chief Executive Officer
                                         and Chairman of the Board of
                                         Directors (Principal Executive Officer)




                                      /s/ Mark H. Rafferty
Date: December 16, 1997          By:
                                    ---------------------------
                                         Mark H. Rafferty
                                         Vice President,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)