Form 10-Q
period 1998-01-31
FASTCOMM COMMUNICATIONS CORP
filed 1998-03-23
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       January 31, 1998         .
                              ---------------------------------

[  ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transaction period from___________________  to  _______________________

Commission file number        0-17168       .
                      -----------------------

                     FASTCOMM COMMUNICATIONS CORPORATION
                     -----------------------------------
            (Exact name of registrant as specified in its charter)


               Virginia                                  54-1289115            .
----------------------------------             --------------------------------
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


                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No_____.

As of March 6, 1998, there were 11,066,182 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

No exhibits are filed with this report, which consists of 14 consecutively numbered pages.

                      FASTCOMM COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS


PART I           FINANCIAL INFORMATION                                                       PAGE NO.
                                                                                             --------
         Item 1.  Financial Statements

                          Consolidated Statements of Operations
                          Fiscal quarter and three fiscal quarters  ended January 31, 1998 and February 1, 1997  . . . . . . . . . . . . . . . . . . . . . . . .  3

                          Consolidated Balance Sheets
                          January 31, 1998 and April 30, 1997 . . . . . . . . . . . . . . . . .  4

                          Consolidated Statements of Cash Flows
                          Fiscal quarter and three fiscal quarters ended January 31, 1998 and February 1, 1997  . . . . . . . . . . . . . . . . . . . . . . . .  5

                          Notes to Consolidated Financial Statements  . . . . . . . . . . . .  6-7

         Item 2.          Management's Discussion and Analysis of
                          Financial Conditions and Results of
                          Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .   8-12

PART II          OTHER INFORMATION

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FASTCOMM COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                             Fiscal quarter ended              Three fiscal quarters ended
                                                      --------------------------------        --------------------------------
                                                       January 31,         February 1,         January 31,        February 1,
                                                          1998                1997                1998                1997
                                                      ------------        ------------        ------------        ------------

Revenue                                               $  2,136,316        $  2,358,065        $  5,640,488        $  7,796,470
Expenses
     Cost of sales                                       1,254,763           1,059,744           3,161,130           3,461,559
     Selling, general and administrative                 1,808,783           1,093,000           5,316,884           3,447,925
     Research and development                              587,710             532,156           1,765,431           1,397,401
     Depreciation and amortization                         148,269              63,713             407,238             197,184
     In process research and development                                        75,000                                  75,000
     Litigation settlement                               1,288,233                               1,288,233
                                                                          ------------        ------------        ------------
Loss from operations                                    (2,951,442)           (465,548)         (6,373,428)           (782,599)
Other income (expense)
     Other income                                            2,000              (1,912)             39,166              19,400
     Interest income                                        47,048              23,347             154,752              99,137
     Interest expense                                      (34,780)               (573)           (195,939)            (10,469)
     Imputed discount on convertible debentures           (220,000)                               (550,000)
                                                      ------------        ------------        ------------        ------------

Net loss                                                (3,157,174)           (444,686)         (6,925,449)           (674,531)
Loss per share:
     Basic:                                                 ($0.31)             ($0.04)             ($0.69)             ($0.07)
     Diluted:                                               ($0.31)             ($0.04)             ($0.69)             ($0.07)

Weighted average number of shares
        Basic                                           10,165,454          10,022,824          10,048,177           9,902,004
        Diluted                                         10,165,454          10,022,824          10,048,177           9,902,004

      See accompanying notes to unaudited consolidated financial statements

                       FASTCOMM COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                     January 31,        April 30,
                                                         1998              1997

                                                     -----------       -----------
                                                     (unaudited)
Current assets
   Cash and cash equivalents                         $ 2,374,036       $ 4,036,336
   Accounts receivable, net                            1,835,519         3,148,801
   Inventories, net                                    3,429,333         2,897,497
   Prepaid and other                                     470,092           329,503
                                                     -----------       -----------
                                                       8,108,980        10,412,137

Property and equipment, net                              855,367           815,401
Deferred financing costs                                 248,404           190,279
Software license, rights and other intangibles           132,520           166,474
Notes receivable                                         300,000           300,000
Goodwill, net                                            503,899           569,165
Other assets                                             188,560           168,759
                                                     -----------       -----------
                                                     $10,337,730       $12,622,215
                                                     ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current portion of long term debt                                   $    29,000
   Accounts payable                                  $ 1,750,951         1,277,541
   Accrued payroll                                       118,821           207,290
   Other current liabilities                             684,276           349,666
   Accured litigation settlement                       1,288,233
                                                     -----------       -----------
                                                       3,842,281         1,863,497

Convertible debentures                                 4,200,000         3,000,000
                                                     -----------       -----------
                                                       8,042,281         4,863,497
                                                     -----------       -----------

Shareholders' equity
      Common stock, $.01 par value,                      103,198           100,380
      (25,000,000 shares authorized; 10,319,758 and
      10,038,022 issued and outstanding)
      Additional paid in capital                      17,463,717        16,079,355
      Accumulated deficit                            (15,271,466)       (8,421,017)
                                                     -----------       -----------
      Total shareholders' equity                       2,295,449         7,758,718

                                                     -----------       -----------
                                                     $10,337,730       $12,622,215
                                                     ===========       ===========

      See accompanying notes to unaudited consolidated financial statements


                       FASTCOMM COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   Fiscal quarter ended             Three fiscal quarters ended
                                                             ------------------------------        ------------------------------
                                                             January 31,        February 1,        January 31,        February 1,
                                                                1998                1997               1998               1997
                                                             -----------        -----------        -----------        -----------
Operating activities
     Net loss                                                $(3,157,174)       $  (444,686)       $(6,850,449)       $  (674,531)
  Items not affecting cash
     Depreciation and amortization                               148,269             63,713            407,238            197,184
     Provision for doubtful accounts                              42,363            (30,681)           182,363             20,007
     Provision for inventory obsolescence                         50,000            (15,000)           300,000            (15,000)
     Non cash interest expense on debentures                      72,793            197,793
     Imputed discount on convertible debentures                  220,000            550,000
     Provision for litigation loss                             1,288,233          1,288,233
  Changes in assets and liabilities
     Accounts receivable                                        (345,440)          (418,791)         1,130,918            (49,000)
     Inventories                                                 189,742            882,229           (831,836)          (815,305)
     Prepaid and other current assets                            (97,322)           (50,201)          (140,588)           (53,216)
     Other non current assets                                     (2,755)            42,557            (19,801)            39,849
     Accounts payable and accrued liabilities                   (198,441)          (729,258)           376,666           (336,448)
     Other current liabilities                                    99,746            113,078            155,919            (63,805)

                                                             -----------        -----------        -----------        -----------
     Net cash used by operations                              (1,689,986)          (587,040)        (3,253,544)        (1,750,265)
                                                             -----------        -----------        -----------        -----------

Investing activities
     Additions of property, plant and equipment                  (48,836)          (122,063)          (304,103)          (316,940)
     Cash provided by acquisition                                                   355,085                               355,085
     Purchase of long term investments                                                                                    (69,531)
                                                             -----------        -----------        -----------        -----------
     Net cash used by investing activities                       (48,836)           233,022           (304,103)           (31,386)
                                                             -----------        -----------        -----------        -----------

Financing activities
     Proceeds from the issuance of convertible debentures                                            2,000,000
     Payment of deferred financing costs                                                              (100,000)
     Net proceeds from exercise of options                                           29,785             24,347            473,404
     Repayment of notes payable                                                                        (29,000)           (71,585)

                                                             -----------        -----------        -----------        -----------
     Net cash provided by financing activities                                       29,785          1,895,347            401,819
                                                             -----------        -----------        -----------        -----------

Net increase in cash and equivalents                          (1,738,822)          (324,233)        (1,662,300)        (1,379,832)

Cash and cash equivalents, beginning of period                 4,112,858          2,752,256          4,036,336          3,807,855
                                                             -----------        -----------        -----------        -----------

Cash and cash equivalents, end of period                     $ 2,374,036        $ 2,428,023        $ 2,374,036        $ 2,428,023
                                                             ===========        ===========        ===========        ===========

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

The Company's fiscal year ends on April 30. For interim reporting purposes the interim fiscal quarters are closed on the first weekend following the calendar quarter end date, unless the quarter end date falls on a weekend, in which case such weekend is used as the interim fiscal quarter end. The quarters ended January 31, 1998, and February 1, 1997, consisted of 91 calendar days.

2.        EARNINGS (LOSS) PER SHARE: BASIC AND DILUTED FASB 123
Basic and diluted earnings per share is calculated using the weighted average number of shares of common stock outstanding and common stock equivalents outstanding during the period. For the quarters ended January 31, 1998 and February 1, 1997, the diluted earnings per share calculation does not include common stock equivalents in that the inclusion of such equivalents would be antidilutive.


3.       INVENTORIES
Inventories are valued at the lower of cost or market and consist of the following:

                            January 31,       April 30,
                               1998             1997
                            ---------------------------
Production materials        $1,980,872       $1,615,875
Work in process                197,605          160,991
Finished goods               1,250,856        1,120,631
                            ----------       ----------
                            $3,429,333       $2,897,497
                            ==========       ==========


4.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK
The quarter ended January 31, 1998 includes sales of $799,000, $361,000 and $269,000 representing 37%, 17% and 13% of total revenues to three unrelated
third party domestic corporations.   As of  January 31, 1998 accounts
receivable includes $250,000, $393,000 and $213,000 due respectively from these corporations.

The three fiscal quarters ended January 31, 1998, include sales of $1,611,000 representing 28% of total revenue to an unrelated domestic corporation. As of January 31, 1998, accounts receivable includes $250,000 due from this corporation.

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

In May 1997, the Company issued an additional $2,000,000 in 5% Convertible Debentures, due May 2001, under terms substantially similar to that of the $3,000,000 issuance described above.

The terms of the Convertible Debentures provide for conversion at a discount to the market commencing 181 days after issuance. The value of the discount, using a conversion price of 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date, is approximately $550,000. Based on the foregoing, the Company is required to determine and recognize on the 181st day from issuance the amount of the conversion discount. This discount will reduce income available to common share holders during fiscal 1998 by a minimum of $550,000 in the form of two non-cash charges to interest expense. During its fiscal quarter ended November 1, 1997, the Company recognized $330,000 ($.03 per share) of such charges. The remaining $220,000 has been recognized in the current fiscal quarter.

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

In May 1997, the Company issued an additional $2,000,000 in 5% Convertible Debentures, due May 2001, under terms substantially similar to that of the $3,000,000 issuance described above.

The terms of the Convertible Debentures provide for conversion at a discount to the market commencing 181 days after issuance. The value of the discount, using a conversion price of 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date, is approximately $550,000. Based on the foregoing, the Company is required to determine and recognize on the 181st day from issuance the amount of the conversion discount. This discount will reduce income available to common share holders during fiscal 1998 by a minimum of $550,000 in the form of two non-cash charges to interest expense. During its fiscal quarter ended November 1, 1997, the Company recognized $330,000 ($.03 per share) of such charges. The remaining $220,000 has been recognized in the current fiscal quarter.

CONVERSION OF CONVERTIBLE DEBENTURES
During the quarter ended January 31, 1998, debentures in the amount of $550,000 plus $19,000 in accrued interest were converted into 225,693 shares of common stock. On a fiscal year to date basis, debentures in the amount of $800,000 plus $25,000 in accrued interest have been converted into 278,236 shares of common stock. Subsequent to January 31, 1998 but prior to the issuance of this report, an additional $1,900,000 in debentures plus $80,000 in accrued interest have been converted into 900,510 shares of common stock.

In connection with the conversion of debentures and in accordance with the terms of the debenture agreement, the Company has issued warrants to purchase an additional 235,749 common shares at a strike price set at 125% of the market price of the Company's common stock at the time of conversion. When and if exercised, the warrants will generate a maximum of $779,000 in additional cash for the Company. However, since the warrant holders cannot be forced to exercise, the Company can give no assurance as to whether any of the warrants will be exercised, nor can it give assurance as to the amount of cash that will actually be generated.

RESULTS OF OPERATIONS

REVENUE

                 Fiscal quarter ended                                  Three fiscal quarters ended
   -------------------------------------------------        --------------------------------------------------
        January 31,                February 1,                   January 31,                 February 1,
           1998                        1997                         1998                        1997
   ----------------------      ---------------------        ----------------------      ----------------------
         $2,136,316                 $2,358,065                    $5,640,488                  $7,796,470


Total revenues increased $634,000 (42%) compared with that of the previous quarter. This increase is primarily attributable to an increase in unit sales of frame relay access devices ($1,654,000 in the current fiscal quarter as compared with $966,000 in the previous fiscal quarter). This increase is also attributable to an increase in sales by the Company's Comstat Datacomm division that was acquired in January 1997. Sales generated by this division totaled $538,000 in the Company's current fiscal quarter compared with $402,000 in the previous fiscal quarter.

Total revenues decreased $222,000 (9%) when compared with the corresponding quarter of the previous fiscal year. This decrease is primarily attributable to a decrease in unit sales of frame relay access devices ($1,654,000 in the current fiscal quarter as compared with $1,982,000 in the third quarter of the previous fiscal year). This decrease is further attributable to a decline in unit sales of analog modems and data compression products ($385,000) offset by $538,000 in sales by the Company's Comstat Datacomm division that was acquired in January 1997.

On a fiscal year to date basis, total revenues decreased $2,156,000 compared with that of the corresponding period of the previous fiscal year. This decrease is primarily attributable to a decrease in unit sales of frame relay access devices ($2,754,000). This decline is further attributable to decreases in sales of analog modems ($308,000), data compression products ($421,000) and data controllers ($170,000). Revenue decreases were offset by $1,552,000 in sales generated by the Company's Comstat Datacomm division that was acquired in January 1997.

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

The quarter ended January 31, 1998 includes sales of $799,000, $361,000 and $269,000 representing 37%, 17% and 13% of total revenues to three unrelated third party domestic corporations. The three fiscal quarters ended January 31, 1998, includes sales of $1,611,000 representing 28% of total revenue to an unrelated domestic corporation.

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

COST OF GOODS SOLD AND GROSS MARGIN

                         Fiscal quarter ended           Three fiscal quarters ended
                    -----------------------------       -----------------------------
                    January 31,       February 1,       January 31,       February 1,
                       1998              1997              1998              1997
                    -----------       -----------       -----------       -----------
Cost of sales       $1,254,763        $1,059,744        $3,161,130        $3,461,559

Gross margin               41%               55%               44%               56%


The decline in gross margin is primarily attributable to an increase in the sale of voice frame relay access products as a percentage of gross sales. The voice products, which were not available in the previous fiscal year, are produced by another manufacturer and as such generate a significantly lower gross margin when compared with that of data products. Gross margins were also negatively impacted by lower sales of data frame relay access products that generate higher gross margins. The Company anticipates continued sales of voice frame relay products. Further, the Company disposed of $108,000 of obsolete inventory and recorded a $50,000 increase in its reserve for inventory obsolescence during the quarter ended January 31, 1998. These transactions reduced gross margin by approximately 7%.

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES

                      Fiscal quarter ended         Three fiscal quarters ended
                 ---------------------------       ---------------------------
                 January 31,      February 1,      January 31,      February 1,
                    1998             1997             1998             1997
                 ----------       ----------       ----------       ----------
                 $1,808,783       $1,093,000       $5,316,884       $3,447,925

Selling, general and administrative expenses increased $716,000 or (65%) over that of the corresponding quarter in the previous fiscal year. This increase is primarily attributable to increased compensation costs associated with increased sales headcount ($88,000), costs associated with the new European headquarters ($30,000), increased advertising and promotion costs ($91,000); increased travel costs ($38,000); costs assumed as part of the acquisition of Comstat Datacomm ($108,000) and increased legal fees ($336,000) associated with litigation instituted by a former officer and director.

On a fiscal year to date basis, selling, general and administrative expenses increased $1,869,000 or (54%) over that of the corresponding quarter in the previous fiscal year. This increase is primarily attributable to increased compensation costs associated with increased sales headcount offset by a decline in commission expenses associated with a decline in sales ($196,000 net); costs associated with the new European headquarters ($60,000); increased advertising and promotion costs ($348,000); increased travel associated with trade shows and international selling activities ($144,000); increased office and communication costs associated with international selling efforts; costs assumed as part of the acquisition of Comstat Datacomm and an upgrade of the Company's communications infrastructure ($355,000); and increased legal fees ($592,000). During the first two quarters of the current fiscal year, the Company recorded a $182,000 increase in its reserve for bad debts. The Company's bad debt reserve totals $292,000.

RESEARCH AND DEVELOPMENT EXPENSES

                          Fiscal quarter ended           Three fiscal quarters ended
                    -------------------------------     -----------------------------
                     January 31,        February 1,     January 31,       February 1,
                        1998               1997             1998              1997
                    -------------      ------------     -----------       -----------
                    $   587,710        $    532,156     $ 1,765,431       $ 1,397,401

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

DEPRECIATION AND AMORTIZATION

                           Fiscal quarter ended          Three fiscal quarters ended
                      ------------------------------      ---------------------------
                       January 31,       February 1,      January 31,     February 1,
                          1998              1997              1998           1997
                      ------------       -----------      -----------     -----------
                      $    148,269       $   63,713       $  407,238      $  197,184


The increase in depreciation and amortization expenses is primarily attributable to the amortization of goodwill associated with the acquisition of Comstat Datacomm, depreciation of Comstat fixed assets and depreciation associated with other fixed asset purchases.


LIQUIDITY AND CAPITAL RESOURCES
At January 31, 1998, the Company had $2,374,000 in cash and cash equivalents. Working capital decreased from $7.1 million at November 1, 1997 to $4.3 million at January 31, 1998. At January 31, 1998, the Company had a current ratio of
2.1 to one.

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

During the prior fiscal year, the Company closed a $5 million private convertible debenture offering. The securities were purchased under Regulation D by institutional investors. The Company intends to seek shareholder approval of a new class of Series A Convertible Preferred Stock and, assuming such shareholder approval, exercise its right to convert all the aforementioned debentures into Series A Convertible Preferred Stock. Both the debenture and the related preferred stock earn a 5% dividend payable in common stock or cash at the option of the Company. The Company received $3 million from this
offering in April 1997.   The remaining $2 million was received in May 1997.

The terms of the Convertible Debentures provide for conversion at a discount to the market commencing 181 days after issuance. The value of the discount, using a conversion price of 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date, is approximately $550,000. Based on the foregoing, the Company is required to determine and recognize on the 181st day from issuance the amount of the conversion discount. This discount will reduce income available to common share holders during fiscal 1998 by a minimum of $550,000 in the form of two non-cash charges to interest expense. During its fiscal quarter ended November 1, 1997, the Company
recognized $330,000 ($.03 per share) of such charges.   The remaining $220,000
has been recognized in the fiscal quarter ended January 31, 1998.

On February 17, 1998, the Circuit Court of Fairfax County, Virginia awarded a former officer and director of the Company $1,288,233 in damages and interest for breach of contract. Interest on this judgment continues to accrue at a rate of 8% per annum. The Company does not currently have the resources to pay this judgment in full and continue normal business operations. The Company is currently considering all available options. These options include, but are not limited to, a non cash settlement with the plaintiff, additional financing, which could involve the sale of all or part of the Company, or reorganization under Chapter 11 of the Federal Bankruptcy Act. While the Company has filed a motion to appeal this decision it can give no assurance as to its success or the outcome of this matter.

THIRD FISCAL QUARTER OF 1998 COMPARED TO SECOND FISCAL QUARTER OF 1997
Cash used by operations increased from $587,000 in the quarter ended February 1, 1997, to $1,690,000 in the quarter ended January 31, 1998. The $1,103,000 increase is primarily attributable to the increase in net loss for the quarter and a net decrease in funds generated from inventory offset by higher non cash expenditures associated with depreciation and amortization, inventory and accounts receivable reserves, $220,000 in imputed interest on convertible debentures and a provision for litigation loss ($1,288,000). Cash used by operations was positively impacted by a reduction in funds used to pay down accounts payable balances.

Cash used by investing activities totaled $48,000 in the current fiscal quarter. This utilization of cash was primarily attributable to fixed asset purchases required to develop and produce new products and improvements to the Company's communications infrastructure.

THREE FISCAL QUARTERS ENDED JANUARY 31, 1998 COMPARED TO THREE FISCAL QUARTERS ENDED FEBRUARY 1, 1997 Cash used by operations increased from $1,750,000 in the three fiscal quarters ended February 1, 1997 to $3,254,000 in the three fiscal quarters ended January 31, 1998. The $1,504,000 increase is primarily attributable to the $6.8 million year to date loss offset by improved accounts receivable balances and a reduction in cash used to fund accounts payable.
Cash used by operations was further reduced by higher non cash expenditures associated with depreciation and amortization, inventory and accounts receivable reserves, $550,000 in imputed interest on convertible debentures and a provision for litigation loss ($1,288,000).

Cash used by investing activities totaled $304,000. This utilization of cash was primarily attributable to fixed asset purchases required to develop and produce new products and improvements to the Company's communications infrastructure.

Cash provided by financing activities is primarily attributable to $2 million received, in the Company's first fiscal quarter, as part of the $5 million convertible debenture offering previously discussed.


INVENTORIES
The Company's inventory balances decreased $190,000 in the current fiscal quarter. The Company disposed of approximately $108,000 in obsolete inventory during the quarter.

In the current fiscal quarter, the Company increased its reserve for inventory obsolescence from $750,000 to $800,000. The Company believes it will be able to ship and/or liquidate its current inventory levels profitably and that its reserve for inventory obsolescence and excess inventory is adequate.

CONVERSION OF DEBENTURES
During the quarter ended January 31, 1998, debentures in the amount of $550,000 plus $19,000 in accrued interest were converted into 225,693 shares of common stock. On a fiscal year to date basis, debentures in the amount of $800,000 plus $25,000 in accrued interest have been converted into 278,236 shares of common stock. Subsequent to January 31, 1998 but prior to the issuance of this report, an additional $1,900,000 in debentures plus $80,000 in accrued interest have been converted into 900,510 shares of common stock.

In connection with the conversion of debentures and in accordance with the terms of the debenture agreement, the Company has issued warrants to purchase an additional 235,749 common shares at a strike price set at 125% of the market price of the Company's common stock at the time of conversion. When and if exercised, the warrants will generate a maximum of $779,000 in additional cash for the Company. However, since the warrant holders cannot be forced to exercise, the Company can give no assurance as to whether any of the warrants will be exercised, nor can it give assurance as to the amount of cash that will actually be generated.

SHAREHOLDERS' EQUITY
Shareholders' equity decreased $2,368,000 in the current fiscal quarter. This decrease is primarily attributable to the $3,157,000 net loss incurred during the period offset by $550,000 in conversions of subordinated debentures and
$220,000 in imputed interest on subordinated debentures.   On a fiscal year to
date basis, shareholders' equity decreased $5,463,000. This decrease is primarily attributable to the $6,850,000 net loss incurred during the period offset by $800,000 in conversions of subordinated debentures and $550,000 in imputed interest on subordinated debentures.

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

The Company is a party to two lawsuits that initially included four claims filed by a former officer and director, Gary H. Davison. Davison commenced these actions on March 13, 1997, in the Circuit Court of Fairfax County, Virginia. On May 19, 1997, one claim was non-suited and a second claim was dismissed with prejudice. One of the remaining two claims for breach of contract was tried before a jury in February and resulted in a verdict of $1,288,233 in damages and interest. On March 6, the Company filed a motion to set aside the verdict. The part of the motion relating to the options claim was denied on March 13, 1998. The part of the motion relating to the bonus award is sub judice. On March 17, 1998, the Company filed a notice of appeal of the entire judgment.

The claim for wrongful termination is scheduled to go to trial in Fairfax County, Virginia on June 22, 1998. The Company's position is that Mr. Davison's allegations with respect to wrongful termination are without legal or factual basis. The Company believes that it has meritorious defenses to this lawsuit and intends to defend this action vigorously.

On March 5, 1998, the Company was served with a Third Party Motion for Judgment in an action styled Michael L. Donnelly v. FastComm Communications Corp., Circuit Court of Fairfax County, Virginia, At law 16886. Donnelly, a former officer of the Company who resigned in January, 1996, has sued the Company for breach of contract (involving the alleged promise to grant Mr. Donnelly stock options in 1993 when he joined the Company), insulting words/defamation and abuse of process. He seeks compensatory on each count not to exceed $1,000,000 and punitive damages on the second and third counts not to exceed $350,000. The Company believes it has meritorious defenses to this action and believes that the claim is barred by applicable statute of limitations. The Company intends to vigorously defend this action.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                             FASTCOMM COMMUNICATIONS CORPORATION
                                                    (Registrant)





Date: March 23, 1998            By: /s/ Peter C. Madsen
                                   ---------------------------
                                         Peter C. Madsen
                                         President,  Chief Executive Officer
                                         and Chairman of the Board of Directors
                                         (Principal Executive Officer)






Date: March 23, 1998            By: /s/ Mark H. Rafferty
                                   ---------------------------
                                         Mark H. Rafferty
                                         Vice President,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)