Form 10-Q/A
period 1998-01-31
FASTCOMM COMMUNICATIONS CORP
filed 1998-03-27
CIK 828529

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-QA

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


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FASTCOMM COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                             Fiscal quarter ended              Three fiscal quarters ended
                                                      --------------------------------        --------------------------------
                                                       January 31,         February 1,         January 31,        February 1,
                                                          1998                1997                1998                1997
                                                      ------------        ------------        ------------        ------------

Revenue                                               $  2,136,316        $  2,358,065        $  5,640,488        $  7,796,470
Expenses
     Cost of sales                                       1,254,763           1,059,744           3,161,130           3,461,559
     Selling, general and administrative                 1,808,783           1,093,000           5,316,884           3,447,925
     Research and development                              587,710             532,156           1,765,431           1,397,401
     Depreciation and amortization                         148,269              63,713             407,238             197,184
     In process research and development                                        75,000                                  75,000
     Litigation settlement                               1,288,233                               1,288,233
                                                                          ------------        ------------        ------------
Loss from operations                                    (2,951,442)           (465,548)         (6,298,428)           (782,599)
Other income (expense)
     Other income                                            2,000              (1,912)             39,166              19,400
     Interest income                                        47,048              23,347             154,752              99,137
     Interest expense                                      (34,780)               (573)           (195,939)            (10,469)
     Imputed discount on convertible debentures           (220,000)                               (550,000)
                                                      ------------        ------------        ------------        ------------

Net loss                                                (3,157,174)           (444,686)         (6,850,449)           (674,531)
Loss per share:
     Basic:                                                 ($0.31)             ($0.04)             ($0.68)             ($0.07)
     Diluted:                                               ($0.31)             ($0.04)             ($0.68)             ($0.07)

Weighted average number of shares
        Basic                                           10,165,454          10,022,824          10,048,177           9,902,004
        Diluted                                         10,165,454          10,022,824          10,048,177           9,902,004

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

                                             FASTCOMM COMMUNICATIONS CORPORATION
                                                    (Registrant)





Date: March 27, 1998            By: /s/ Peter C. Madsen
                                   ---------------------------
                                         Peter C. Madsen
                                         President,  Chief Executive Officer
                                         and Chairman of the Board of Directors
                                         (Principal Executive Officer)






Date: March 27, 1998            By: /s/ Mark H. Rafferty
                                   ---------------------------
                                         Mark H. Rafferty
                                         Vice President,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)