Form 10-K
period 1998-04-30
FASTCOMM COMMUNICATIONS CORP
filed 1998-08-13
CIK 828529

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from           to
                                             ----------   ----------

                         Commission File Number: 0-17168

                       FASTCOMM COMMUNICATIONS CORPORATION
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 VIRGINIA                                   54-1289115
     ------------------------------------           -----------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification Number)

               45472 HOLIDAY DRIVE
               STERLING, VIRGINIA                          20166
     -----------------------------------------      --------------------
     (Address of principal executive offices)            (Zip Code)

     -----------------------------------------

        Registrant's Telephone Number, including area code: 703/318-7750

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
          ------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on July 8, 1998, was $6,982, 030 (11,082,587 shares times $.63). As of July 8, 1998, there were 12,344,739 shares of the Common Stock of the registrant outstanding.

                       FASTCOMM COMMUNICATIONS CORPORATION

                                      INDEX


                                    PART I.                               PAGE

  Item 1.        Business.                                                   3
  Item 2.        Properties.                                                11
  Item 3.        Legal Proceedings.                                         11
  Item 4.        Submission of Matters to Vote of Security Holders.         12



                                   PART II.                               PAGE

  Item 5.        Market for Registrant's Common Equity and Related
                 Stockholder Matters.                                       13
  Item 6.        Selected Financial Data.                                   16
  Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                       17
  Item 8.        Financial Statements and Supplementary Data.               24
  Item 9.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.                       25



                                   PART III.                              PAGE

  Item 10.       Directors and Executive Officers of the Registrant.        26
  Item 11.       Executive Compensation.                                    27
  Item 12.       Security Ownership of Certain Beneficial Owners
                 and Management.                                            32
  Item 13.       Certain Relationships and Related Transactions.            33



                                   PART IV.                               PAGE

  Item 14.       Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K.                                       34

                                    PART I.

ITEM 1.  BUSINESS

INTRODUCTION

FastComm Communications Corporation (the "Company" or "FastComm"), a Virginia corporation, designs, manufactures, and sells telecommunications access devices. These devices allow computer, terminal and telephone users to connect to public and private wide area (long distance) transmission networks, as provided by common carriers of voice, data and Internet services. The Company's products are aimed at packetized services as well as digital leased-lines, Switched 56 networks, Integrated Services Digital Network (ISDN) and Internet protocol ("IP") router networks (both private and public, i.e., the "Internet").

The Company's strategy is to produce high quality value-added network access devices--that are the easiest to install, use, and maintain--for several market segments: Legacy-to-LAN transition, Internet/Intranet access, and Voice/Fax and Data integration. The Company targets business customers primarily, and designs its products for volume sales through third party resellers such as network product and service dealers, systems integrators, telephone carriers, PTT's, and original equipment manufacturers ("OEM's"). These resellers form the main distribution channels for the Company and provide installation and maintenance services in the United States and internationally.

The Company was incorporated as MicroTel, Inc. under the laws of the Commonwealth of Virginia in May 1983. The Company changed its name to Data Safe Incorporated in February 1984; to Electronic Vaults, Inc., in August 1984; and to FastComm Communications Corporation, in October 1987.

During the fiscal year ended April 30, 1997, the Company acquired Comstat Datacomm Corporation, ("CDC or Comstat"), a Georgia corporation engaged in the data communications business. (See Item 7. Business Acquisition)

In May 1998, FastComm obtained an exclusive license from KG Data Systems, Inc., ("KG Data") to manufacture, market and sell that firm's ChanlComm(R) product line, a replacement for channel attached front end processors in mainframe networks.

During the fiscal year ended April 30, 1998 FastComm shares were traded publicly on the NASDAQ National Market under the symbol FSCX. On June 9, 1998, the Company's shares were delisted from the National Market System. Effective June 16, 1998, the Company's shares have been quoted on the OTC Bulletin Board under the same symbol.

PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF THE FEDERAL BANKRUPTCY LAWS

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. This filing was a direct result of enforcement activities by a judgment creditor. (See Item 3. Legal Proceedings) The Company has filed its Schedules and Statements of Financial Affairs in accordance with the requirements of the Bankruptcy Code and is current with its monthly operating reports. The Company continues to operate under Bankruptcy Court protection from creditors while it develops a plan of reorganization.

Chapter 11 provides that, unless the court appoints a trustee, the Company has the exclusive right to file a plan of reorganization for the first 120 days subsequent to the filing of the petition (or for such longer or shorter period as the Bankruptcy Court may permit). The Company plans to exercise this right and is currently preparing its plan. Such plan is subject to the approval of the Bankruptcy Court. The approval of the plan is dependent on the Company's ability to demonstrate that it will be able to meet its obligations, return to profitability and generate positive cash flow. The Company can offer no assurance as to whether its plan will be approved, or that, if approved, the terms and conditions of the plan will be favorable to its creditors and shareholders.

If the Company is unable to attain approval of its plan or the exclusive period lapses, any creditor or party in interest may file a competing plan of reorganization. If the court approves such plan, control of the Company might transfer to the proponents of the competing plan. The Company is unaware of any efforts to prepare a competing plan of reorganization, however it can offer no assurances as to whether one might be prepared in the future.

DESCRIPTION OF BUSINESS

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

The networking industry divides itself into two major areas:

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

FASTCOMM'S PRODUCTS

The Company's products are based on the second category, the access device segment. The market potential for access products (in units) is far greater than that of backbone and systems products because of the typical ratio of branch offices to headquarters business locations. In addition, companies are providing more networked applications and connectivity to their branch offices. As circuit line costs decline and the bandwidth demands increase, these sites are increasingly able to justify a dedicated network connection (as opposed to dial-up).

The original communication networks implemented by businesses were based on dial-up connections for branch offices, and dedicated (leased) circuits for larger regional offices. While residential connectivity in the US remains dial-up, the bulk of the business traffic is carried on dedicated digital lines.

FastComm's early products, primarily analog modems, provided access over analog lines. Starting in 1990, the Company developed and promoted new products for connection to digital lines, responding to the needs of businesses. Digital access devices now constitute the majority of the Company's business.

FRAME RELAY ACCESS DEVICES

The majority of the Company's revenue comes from the sale of frame relay access devices ("FRADs") and multiprotocol access routers. Frame relay is a simple way to transfer (relay) blocks of data (frames) on a "best effort" basis (without error correction) across a public or private network. Frame relay takes advantage of the high-quality (low error rate) of digital and optical fiber transmission lines to simplify communications by not correcting errors. Error correction is performed by computers and terminals attached to the network, not the network itself. Frame relay standards define the format for the data blocks sent to the network. The Company's frame relay access devices and routers adapt terminals, computers, telephone equipment, and facsimile machines to the industry standard frame relay format. FRAD market studies from major consultants such as the Yankee Group and Vertical Systems indicate that frame relay service revenues and unit counts are expected to grow at a rate of 30% or more annually past the year 2000.

The Company's FRADs, which are functionally routers, also connect PCs, workstations, local area networks ("LAN"), and host computers to a frame relay service. Data formats on FastComm FRADs are compatible with standard routers for the most important LAN protocols: IP, IPX, and AppleTalk(TM). A solution comprised of mixing FRADs at some sites with routers at others is less expensive than deploying routers everywhere. Certain Internet service providers (ISPs) offer FastComm FRADs or routers as part of their product package, with frame relay service between the ISP site and those customers who require full time Internet access or to maintain a home page on the World Wide Web.

In addition to standards compatibility, FastComm relies on additional proprietary features to add value and distinguish its products. To the best of the Company's knowledge, no competitor currently offers, in a single product line, all the features listed below:

1. Automatic installation has been a key advantage, in the form of three specific features that make FastComm products easier to install than those of its competition.

     - FastConnect(TM) allows a FastComm FRAD to learn how the frame relay network switch is configured.

     - FastConfig(TM) allows an EtherFRAD(TM), RingFRAD(TM) or WEB.router(R) access device to learn its IP addressing.

     - Save and restore configurations via file transfer between the FRAD or WEB.router(R) and a management station

2. MaximumPRIORITY(TM) and FastRATE(TM) features provide sophisticated, multiprotocol prioritization and congestion control, a feature typically found only in transmission switches. These features enable the Company's FRAD and router products to combine multiple "mission critical" applications over a single network connection while offering a superior quality of service. When used in conjunction with a wide area network or service that also offers prioritization of applications (virtual circuits), the Company's products can be used to offer end-to-end prioritization, a highly distinguishing feature.

3. A menu system on a port dedicated to management and configuration guides a user to select and set options for the installation process or to perform maintenance procedures. It also offers easy access to management information and statistics. Competitors, in contrast, typically offer only a command line, which requires the user to learn and manually enter exact commands in the proper format and order. This is a slow, error prone and costly process.

A distinguishing feature of FastComm FRADs is their ability to handle terminal protocols with intelligence. An example of this intelligence is seen when dealing with polled protocols like IBM's SDLC (synchronous data link control) where more than half the data on a line may be overhead, not information. FastComm FRADs can eliminate this polling overhead and pass only user information. The Company's equipment emulates multidrop lines, the most common type found in over 50,000 IBM SNA (system network architecture) networks. FastComm FRADs save bandwidth, improve response times and simplify network topologies.

Recent versions of the front end processor for IBM mainframe computers and the midrange AS/400 are compatible with direct connections to frame relay networks. FastComm FRADs support the protocol conversion necessary for SDLC devices to interoperate directly with a front end processor or AS/400. As with router networks, FRADs at remote sites with terminal cluster controllers can reduce the overall cost of a network.

Additional customer interest has been expressed in the direct Ethernet LAN port on the EtherFRAD(TM) models, the Token Ring port in RingFRAD(TM) models, and in the data compression hardware option that has been shipped with the QuadFRAD(TM) models and will be offered in other models in the future based on market demand.

Voice over frame relay became popular during fiscal 1997. In response, the Company introduced the VoiceFRAD(TM) a multiport/multiprotocol voice over frame relay access device. FastComm VoiceFRADs(TM) provide cost effective data and voice access over frame relay networks and support a variety of standard voice interfaces. Voice is digitized and compressed using a CELP algorithm that produces high voice quality at compression ratios of 8:1 and more. Silence suppression halves the bandwidth during the call, effectively producing up to 16:1 compression. Frames are sent only during conversation. Signaling is passed transparently. Facsimile ("FAX") is demodulated and handled as data. A FAX call is recognized from modem / FAX tones and converted to a digital signal. In the frame relay format, a FAX connection is treated and carried like any other data.

Frame relay products contributed approximately 72% of the Company's total revenue for fiscal year 1998.

WEB.ROUTER(R)

The WEB.router(R) product, a low cost Internet access router, provides the Company's solution for Internet access over frame relay. The Internet and its World Wide Web are usually accessed over a dialed up connection or a leased line carrying the Internet Protocol (IP) in a format called Point to Point Protocol
(PPP). With the large number of new Internet users, service providers are finding frame relay an efficient way to offer connections to many customers over a single data line at the ISP's site. WEB.router(R) devices were designed for Intranet applications of World Wide Web technology (within companies) as well as general Internet access.

ISDN

The Company offers Basic Rate Interface (BRI) module to attach to the ISDN (Integrated Services Digital Network, a digital phone service). This module becomes part of an EtherFRAD, for example. The BRI is an all-digital method to access a telephone company central office. A BRI can carry frame relay and voice at the same time. Software enhancements allow a Company product to use the BRI as its main connection, or as a way to dial up a replacement connection if for any reason the original frame relay access line is lost. The BRI option is offered in different versions for North America and Europe.

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

COMSTAT DATACOMM QUICK PRODUCT LINE

In January 1997, the Company acquired Comstat Datacomm Corporation, a privately held firm engaged in the design, manufacture and sale of networking products for the banking services and manufacturing market segments. Comstat targets Unisys A and C-series mainframe customers, and others, who require more cost-effective networking solutions for communication between legacy applications / equipment and LAN applications. Sales of Comstat products totaled $2,274,000 during the fiscal year ended April 30, 1998.

CHANLCOMM(R) MAINFRAME COMMUNICATIONS PROCESSOR

Under an exclusive five year license agreement with KG Data Systems, Inc., the Company has begun to market the ChanlComm(R) product family as a replacement for the front end processor ("FEP") in networks built around IBM mainframe computers. The ChanlComm(R) takes its name from being "channel attached" to the main computer, bypassing the front end processor normally installed to handle communications lines. This product is now shipping with serial (SDLC) interfaces for wide area network lines (point to point and multidrop). The product development plan includes the addition of a direct frame relay interface along with other capabilities and protocols. The current 16 port capacity will be expanded to at least 256 ports. In most applications, the ChanlComm(R) at the host computer will communicate with FastComm FRADs at remote sites.

The terms and conditions of this agreement call for an initial payment of $150,000 plus $8,000 per month thereafter and a 5% royalty on all ChanlComm(R) sales. An additional royalty of 3% is due for all revenues in excess of $2,500,000 per year. The Company is also required to reimburse KG Data certain expenses on a monthly basis. The agreement, which is renewable by FastComm for two additional five year terms, also calls for additional cash payments once certain ChanlComm(R) sales milestones are achieved.


NEW PRODUCT DEVELOPMENT

The Company invests heavily in research and development ("R&D") and expects such investment to continue.

Recorded expenses for research and development have been as follows:

         FY 1998  $2,255,000        25% of revenue
         FY 1997  $2,042,000        18% of revenue
         FY 1996  $1,412,000        14% of revenue

The R&D plan includes new digital access products in addition to add-on features for existing FRADs.

In May 1998, the Company obtained an exclusive license from KG Data Systems, Inc. to sell its ChanlComm(R) product, a replacement for the front end processor
(FEP) in an IBM mainframe network. In conjunction with the license, the Company is funding certain expenses at KG, including continuing channel attached product development. The license includes an option whereby FastComm may acquire KG Data.

The license from KG Data involves continuing product development on the ChanlComm(R) communications processors. The work plan includes the addition of several protocol variants, including a frame relay network interface, and expansion of overall capacity.

Product features that were finished in the past year  include:

1) ISDN (Integrated Services Digital Network) basic rate interface ("BRI"), an alternative to the integral 56 Kbps DSU/CSU for principal access, or dial backup protection. Several telephone companies tariffed ISDN BRI access to their frame relay networks during 1997.

2) Integral T-1 and E-1 (1.5 and 2 Mbps, respectively) CSU options. These CSU interfaces are increasingly popular with customers. The Company's ability to offer these options integral to its products, and as a managed part of the network access device is a distinguishing feature.

3) SNMP management. This is the defacto management for products deployed in a LAN environment. It is a requirement of most major network users.

Competitive pressure requires aggressive pricing. Product development stresses low cost, reliable components and ease of assembly. A modular approach allows many different products to be created from a few basic components. To keep costs low or to bring a product to market quickly, any design may be done entirely internally, externally, jointly with another firm, or from licensed technology.

Larger companies, with larger engineering resources and more internal expertise, may be able to develop a larger portion of their products without outside technology. Not having to pay licensing fees or royalties could provide them a cost advantage.

Research and development project schedules for high technology products are inherently difficult to predict, and there can be no assurance that the Company will achieve its expected initial shipment dates of products in development. The timely availability of new and enhanced products is critical to the success of the Company. Delays in availability of these new products, or lack of market acceptance of such products, could adversely affect the Company.

The Company's ability to anticipate changes in technology, industry standards and communications service provider offerings, and its ability to develop and introduce new and enhanced products on a timely basis that are successful in the market will be a significant factor in the Company's competitive position and in its prospects for growth.

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

MARKETING AND SALES

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. The Company believes that this filing has negatively impacted its ability to sell its product in the market place in the near term and it is unable to predict the effect this filing will have on future sales.

DOMESTIC
FastComm sells its frame relay products primarily via indirect channels such as value added resellers, systems integrators, major telephone companies, PTT's, OEM's and distributors. These entities provide the installation and local maintenance support required by end-user customers

The Comstat Division and that portion of the Company's sales force selling the ChanlComm(R) products do sell directly to end users as well as through a limited number of resellers. The Company also provides direct technical support for these customers.

As of July 1998, resellers of the Company's products include Alcatel Data Networks, Anicom, C&L Communications, GTE Corporation and Computer Services Inc. These resellers, along with others not mentioned, issue firm purchase orders to the Company, take volume shipments against these orders and resell the FastComm product to smaller dealers and end users. Title to product transfers to the reseller upon shipment.

Certain Resellers may request a stock adjustment/rotation twice annually and a stock update at any time. "Stock adjustment/rotation" and "stock update" are agreements whereby FastComm permits a reseller, at FastComm's sole discretion, to return already purchased but unused and still current products to FastComm. Stock adjustments/rotations and stock updates, which require the approval of an officer of FastComm, are granted for specific purposes:

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

The Company's practices concerning stock adjustment/rotation and stock updates are believed to be consistent with those of the communications manufacturing industry, based on management's experiences and its analysis of similar companies.

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

With the exception of the stock adjustment/rotation policies as discussed above and product warranty, the Company is not contractually obligated to accept returned merchandise.

During fiscal year 1998, sales to Alcatel Data Networks accounted for 32.2% of total sales. During fiscal year 1997 sales to System One Corporation and GTE Telephone Operations accounted for 29% and 16% of sales, respectively. During fiscal year 1996 sales to System One Corporation and GTE Telephone Corporation accounted for 31% and 21% of sales, respectively.

There were no Government contracts during the fiscal year that were subject to renegotiation of profits or termination.

INTERNATIONAL
In the international marketplace, independent distributors represent the Company in more than 30 countries. These firms are most often locally owned and managed, which gives them an important presence in their markets. Terms of international distribution agreements are similar to domestic agreements and grant to the distributor similar stock adjustment/rotation and stock update rights. In most cases, a distributor obtains non-exclusive rights to all FastComm products for a specific geographic area. In 1998, 1997 and 1996, the Company had export sales to foreign customers totaling $3,292,000, $846,000 and $1,300,000, respectively. The majority of the sales to Alcatel Data Networks are for export, primarily to Latin America and Asia.

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

CUSTOMER SUPPORT AND SERVICE

The Company maintains a technical support staff. Their work primarily supports resellers, but end users are periodically given technical information and assistance by telephone. For new products or features, including beta tests, Company personnel will visit end user sites to participate in installation and training. The Comstat Division and operations related to the ChannlComm products provide technical support either directly or through separate groups.

NCR Corp. and Unisys have signed agreements with the Company whereby they assume responsibility for installation and/or maintenance of FastComm products sold by them or by third parties. The Company may enter into similar agreements with others in the future.

PROMOTION

Advertising in trade publications stress the unique benefits and the Company's strong points. Most publications in which the Company advertises have international circulation, aiding the Company's selling efforts outside the U.S.

The Company participates regularly in industry trade shows in order to meet prospective customers, generate sales leads, communicate with the press, and to do market research. The Company exhibits under its own name and also takes opportunities to exhibit with its dealers and distributors who show FastComm products.

To generate interest and to identify prospects among data center managers, the Company uses direct mail targeted at known users of mainframe computers.

COMPETITION

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. At this time, the Company is unable to predict the effect this filing will have on its ability to compete in its marketplace.

The communications industry is highly competitive. Rapid technological change, evolving standards and regulatory developments characterize the market for the Company's products. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company. The Company's success depends to a large extent on the insight, experience, and energy of its people, and therefore on its ability to attract and retain experienced professionals.

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

VOICE OVER FRAME RELAY: Many FRAD vendors have shipped FRADs with voice capability, and several have gained reputations for having voice. The initial shipments of FastComm VoiceFRAD(TM) product occurred during late FY 1997. The Company acquires VoiceFRADS from an Australian manufacturer and resells this product under both its own name and that of customers.

UNISYS MAINFRAME MARKET: The users of the Comstat products are those with older Unisys mainframe computers that were designed to communicate using the Poll/Select protocol on leased lines. Progress in computers and communications technologies will force these networks to a more modern transmission format, typically frame relay or Internet Protocol (IP). Comstat supports both migration strategies, with equipment that is more flexible, reliable, and cost-effective than the few alternatives now available.

IBM MAINFRAME MARKET: The ChanlComm(R) is one of the very few communications devices that attach directly to the mainframe computer via the block or byte channel (bus and tag connectors). No other FRAD vendor offers a channel-attached device. Among router vendors, only Cisco has announced a channel attachment option, licensed from IBM. While new entrants may appear, the cost to buy or design a channel interface to the mainframe will pose a significant barrier to market entry for some years, Company management believes.

Current users of IBM front end processors ("FEP") have been advised that IBM will discontinue support for certain older models at the end of 1998. The ChanlComm(R) products easily replace these FEP versions. However, the Company expects that third-party maintenance organizations will continue to offer support for the older FEPs, allowing them to remain in service for some additional time.

Having a channel-attached device is expected to provide a competitive advantage to the Company as it seeks a share of the business to be generated between now and the year 2003 when an expected 35,000 IBM networks convert from leased lines to a frame relay transmission service. However, competitors like IBM and Cisco, which are larger and have greater resources, are expected to compete for the same customers so there is no assurance that revenue targets will be achieved on schedule.

LICENSES, PATENTS, AND TRADEMARKS

The communications industry traditionally relies more on trade secrets and rapid obsolescence than patents. None of the Company's current products is protected by patent except the autodialer card. This patent expires on November 21, 2006. To date, sales of the autodialer product have been minimal.

In May 1998, the Company entered into an exclusive license from KG Data Systems, Inc. to manufacture, market and sell its ChanlComm(R) product, a replacement for the front end processor (FEP) in an IBM mainframe network. The terms and conditions of this agreement call for an initial payment of $150,000, with $70,000 payable upon execution and the remaining $80,000 payable in four weekly installments of $20,000 beginning May 18, 1998. The agreement calls for royalties of 5% on net sales of the ChanlComm(R) product with minimum royalties of $8,000 per month. Additional cash payments of $100,000 and $200,000 are due if net revenues of ChanlComm(R) product exceed $1,500,000 and $2,500,000, respectively. An additional royalty of 3% is due for all net revenues in excess of $2,500,000. The initial term of the agreement is five years and is renewable by the Company for two additional five year terms. The Company is also required to reimburse KG Data certain expenses on a monthly basis, as specified in the agreement. The agreement includes an option whereby FastComm may acquire KG Data.

The Company licenses outside technology for its product development. The cost to license software from commercial vendors is less than the loaded cost of internal developments. Licensing also speeds product delivery. All of the software licenses currently owned by the Company are perpetual. The Company expects to license additional software, particularly in areas that are highly standardized and have multiple sources to minimize costs.

Software related to the ISDN, X.25 and SNA interfaces is licensed to the Company and has been integrated into its FRAD product line.

MANUFACTURING

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. To date, the Company believes that this filing has negatively impacted its ability to procure components or manufacturing services. It is unable to predict the effect this filing will have on its ability to procure components and manufacturing services in the future.

The Company's manufacturing process consists of planning, purchasing, material management, circuit board assembly, final assembly and testing. FastComm manufacturing personnel perform all of these functions with the exception of circuit board assembly which for the most part is outsourced to third party manufacturers. The Company believes that the outsourcing of manufacturing preserves capital for other business purposes. The Company will continue this outsourcing activity.

On July 30, 1997, the Company entered into a two year contract manufacturing services agreement with Tanon Manufacturing, Inc. ("Tanon"). Under the terms and conditions of this agreement, Tanon will manufacture, on a turnkey basis, circuit board assemblies in accordance with FastComm's specifications. During fiscal year 1998, virtually all data FRAD products were based on circuit board assemblies manufactured by Tanon. Upon mutual agreement of both parties and 90 days notice, this agreement may be extended for additional one year periods. The Company believes that its relationship with Tanon is satisfactory and plans to use its services for the foreseeable future.

Most of the components use in the Company's manufacturing process are available from multiple sources. Single-source items are all from large vendors with stable histories of supplying material as needed. FastComm and its third party manufacturer have established strong relationships with key vendors to reduce the risk of significant shortages or delays relating to availability of materials. Shortages or delays in the supply of components, however, could adversely affect the Company's ability to meet scheduled product shipments in any particular fiscal quarter, which could materially affect the Company's near term operating results. Management believes the loss of any supplier would not be materially detrimental to the Company's business in the long term.

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

EMPLOYEES

At July 8, 1998, the Company had 63 full-time employees. None of the Company's employees is covered by a collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

ITEM 2.  PROPERTIES

The Company's executive, administrative, manufacturing, research and development and marketing operations are located in a leased 17,000 square foot facility in Sterling, Virginia. Aggregate base rent and common charges for this facility approximated $207,000 for the fiscal year ended April 30, 1998. The Company entered into a new five year lease agreement for this space effective May 1, 1998. Expenditures under this lease agreement approximate $22,000 per month plus annual escalation.

Effective August 1, 1998, the Company entered into a two year lease agreement for 2,100 square feet in Duluth Georgia that supports its Comstat Datacomm division. The base rent for this facility is $1,700 per month.

The Company also leases small sales offices in Colorado and the state of Washington.

Management believes that its leased facilities adequately serve the Company's present needs.


ITEM 3.  LEGAL PROCEEDINGS

The United States Securities and Exchange Commission ("SEC") has conducted an inquiry pursuant to an order directing a private investigation relating to certain prior public disclosures and periodic reports of the Company. On April 7, 1998, the Company was informed by the staff of the SEC that the staff intends to seek authorization from the Commission to file a civil injunctive action against the Company and certain of its past and current officers for various violations of the federal securities laws. The Company continues to work with the SEC in an effort to settle this proposed action. No assurance can be given that the matter will be settled.

In 1997, Gary H. Davison a former officer and director of the Company commenced two lawsuits against the Company in the Circuit Court of Fairfax, Virginia, one for wrongful termination and the other for breach of contract. The breach of contract action involved claims for options to purchase 100,000 shares of stock and a $100,000 bonus. On February 17, 1998, a jury in Fairfax County awarded Mr. Davison $1,125,000 in damages and $163,233 in interest accrued from May 26, 1996 in this case. Accordingly, the Company recorded a loss provision for this amount in its third fiscal quarter ended January 31, 1998. Subsequently, this award was reduced by $100,000. The Company has filed an appeal of this decision with the Virginia Supreme Court and believes it has sufficient meritorious issues to overturn this verdict. The filing of the bankruptcy petition has stayed any activity on the second case.

Following the verdict in the Davison lawsuit, another former employee filed a similar claim, by way of a counterclaim in a lawsuit commenced to collect monies owed by this employee to the Company's President. The Company settled this counterclaim on May 1, 1998 for $50,000. In connection with the bankruptcy filing, the Company may be compelled to demand that this payment be repaid to the Company as an avoidable preference.

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. This filing was a direct result of enforcement activities by a judgment creditor, Gary Davison. The Company has filed its Schedules and Statements of Financial Affairs in accordance with the requirements of the Bankruptcy Court and is current with its monthly operating reports. Chapter 11 provides that, unless a trustee is appointed, the Company has the exclusive right to file a plan of reorganization for the first 120 days subsequent to the filing of the petition (or for such longer or shorter period as the Bankruptcy Court may permit). The Company plans to exercise this right. The Company continues to operate under bankruptcy court protection from creditors while seeking to work out a plan of reorganization.

No other material legal proceeding to which the Company is party or to which the Company is subject is pending and no such proceeding is known by the Company to be contemplated.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended April 30, 1998 two matters were submitted to a vote of the Company's security holders at the Company's annual meeting on March 31, 1998.
(1) a proposal to amend the Articles of Incorporation of the Company to authorize a serial preferred stock and (2) a proposal to approve issuance of shares of Common Stock underlying the Company's convertible debentures and certain warrants. Proposal one was defeated by a vote of 3,095,700 for and 670,610 against; Proposal two was defeated by a vote of 3,188,500 for and 596,589 against.

                                    PART II.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the fiscal year ended April 30, 1998 FastComm shares were traded publicly on the NASDAQ National Market under the symbol FSCX. On June 9, 1998, following the Company's bankruptcy filing, the Company's shares were delisted from the National Market System. Effective June 16, 1998, the Company's shares have been quoted on the OTC Bulletin Board under the same symbol.

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


                                                              High            Low
                                                              ----            ---

Fiscal Year Ended April 30, 1998:

          First Quarter................................     $7 7/8         $5 1/4
          Second Quarter...............................     6 9/16          4 1/2
          Third Quarter................................     5 3/16         2 3/32
          Fourth Quarter ..............................    3 13/32          1 1/4







                                                              High            Low
                                                              ----            ---
Fiscal Year Ended April 30, 1997:

          First Quarter................................    $19 7/8            $12
          Second Quarter...............................         13          7 1/2
          Third Quarter................................      9 1/8          5 5/8
          Fourth Quarter ...........................         7 3/8         4 1/16







As of July 8, 1998, there were 200 registered holders of record of the Common Stock and the closing sale price on such date for the Common Stock as reported by NASDAQ was $.63 per share.

DIVIDEND POLICY

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

The Company cautions that the following important factors, among others, could cause actual results for the fiscal year ended April 30, 1998 and for subsequent financial reporting periods to differ materially from those forecast or suggested in any forward-looking statement made by the Company or on its behalf, in this report and otherwise. A number of these important factors have been discussed in this Annual Report on Form 10-K for the fiscal year ended April 30, 1998 and its quarterly reports on Form 10-Q previously filed with the United States Securities and Exchange Commission.

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. This filing was a direct result of enforcement activities by a judgment creditor. (See Item 3. Legal Proceedings) The Company has filed its Schedules and Statements of Financial Affairs in accordance with the requirements of the Bankruptcy Code and is current with its monthly operating reports. Chapter 11 provides that, unless a trustee is appointed, the Company has the exclusive right to file a plan of reorganization for the first 120 days subsequent to the filing of the petition (or for such longer or shorter period as the Bankruptcy Court may permit). The Company plans to exercise this right. The Company continues to operate under bankruptcy court protection from creditors while it develops a plan of reorganization.

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

TECHNOLOGICAL CHANGES

The markets for the Company's products are characterized by continuous technological change, evolving industry standards and frequent product introductions. Such changes in the market may adversely affect the Company's ability to sell its products. The Company's ability to anticipate changes in technology, industry standards and to develop and introduce new and enhanced products on a timely basis that are successful in the market, will be significant factors in the Company's competitive position and its prospects for growth. Moreover, if technologies or standards supported by the Company's products or carrier service offerings based on the Company's products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be adversely affected. As a result, Management believes that significant expenditures for research and development will be required in the future. Research and development project schedules for high technology products are inherently difficult to predict , and there can be no assurance that the Company will achieve its expected initial shipment dates for products in development. Because timely availability of new and enhanced products is critical to the success of the Company, delays in availability of these products, or lack of market acceptance of such products, could adversely affect the Company.

COMPETITION

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. At this time, the Company is unable to predict the effect this filing will have on its ability to compete in its marketplace.

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

DEPENDENCE ON KEY EMPLOYEES

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. As a direct result of this filing, the Company has suffered the loss of certain key employees. At this time, the Company is unable to predict the long term effect this filing will have on its ability to attract and retain key employees.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth certain selected consolidated financial data for the five fiscal years in the period ended April 30, 1998. The consolidated statement of operations data for the fiscal years ended April 30, 1998, April 30, 1997 and April 30, 1996 and the consolidated balance sheet data at April 30, 1998 and April 30, 1997 are derived from and are qualified by reference to the consolidated financial statements of the Company audited by BDO Seidman, LLP, the Company's independent certified public accountants, included elsewhere, herein. The consolidated statement of operations data for the fiscal years ended April 30, 1995 and 1994 and the consolidated balance sheet data at April 30, 1996, 1995 and 1994 are derived from consolidated financial statements of the Company also audited by BDO Seidman, LLP, but not included in this Report. The financial data should be read in conjunction with the consolidated financial statements and related notes and other financial information and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.



                                                       FISCAL YEAR ENDED APRIL 30,
                                       -------------------------------------------------------

                                           1998        1997        1996       1995        1994
                                           ----        ----        ----       ----        ----
                                                  ($000's except per share data)
STATEMENT OF INCOME DATA:
   Total revenues                        $8,907     $11,163     $10,009     $4,166      $5,136
                                         ------     -------     -------     ------      ------
   Operating costs and expenses
      Cost of goods sold                  5,441       4,737       5,047      2,907       2,128

      Other operating expenses           11,684       7,202       5,722      5,357       5,063
                                         ------       -----       -----      -----       -----

   Total operating costs and
   expenses                              17,125      11,939      10,769      8,264       7,191
                                         ------      ------      ------      -----      ------
   Operating income (loss)              (8,218)       (776)       (760)     (4,098)     (2,055)

   Other income (expense), net            (871)         181         129         14          46
   Income tax (expense) benefit             -0-         -0-         -0-        -0-          10
                                            ---         ---         ---        ---          --
                                        (9,089)       (595)       (631)    (4,084)     ($1,999)
                                        =======       =====       =====    =======     ========


   Basic and diluted loss per share     $(0.87)     $(0.06)     $(0.07)    $(0.49)      $(0.27)
                                        =======     =======     =======   ========     ========

   Weighted average number of shares     10,391       9,961       9,522      8,409       7,521
     outstanding during each period

   Dividends                                -0-         -0-         -0-        -0-         -0-


BALANCE SHEET DATA:

   Total assets                          $9,226     $12,622      $9,034     $7,577      $7,248
   Total long term obligations           $1,205      $3,000        $-0-     $  132      $  152
   Shareholders' equity                  $3,246      $7,759      $6,880     $6,149      $5,600

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

PETITION FOR REORGANIZATION UNDER CHAPTER 11

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. This filing was a direct result of enforcement activities by a judgment creditor. (See Item 3. Legal Proceedings) The Company has filed its Schedules and Statements of Financial Affairs in accordance with the requirements of the Bankruptcy Code and is current with its monthly operating reports. The Company continues to operate under Bankruptcy Court protection from creditors while it develops a plan of reorganization.

Chapter 11 provides that, unless the court appoints a trustee, the Company has the exclusive right to file a plan of reorganization for the first 120 days subsequent to the filing of the petition (or for such longer or shorter period as the Bankruptcy Court may permit). The Company plans to exercise this right and is currently preparing its plan. Such plan is subject to the approval of the Bankruptcy Court. The approval of the plan is dependent on the Company's ability to demonstrate that it will be able to meet its obligations, return to profitability and generate positive cash flow. The Company can offer no assurance as to whether its plan will be approved, or that, if approved, the terms and conditions of the plan will be favorable to its creditors and shareholders.

If the Company is unable to attain approval of its plan or the exclusive period lapses, any creditor or party in interest may file a competing plan of reorganization. If the court approves such plan, control of the Company might transfer to the proponents of the competing plan. The Company is unaware of any efforts to prepare a competing plan of reorganization, however it can offer no assurances as to whether one might be prepared in the future.

FUTURE PROSPECTS

During the current fiscal year, the Company consolidated its manufacturing operation and downsized its administrative overhead. Full-time headcount was reduced from 78 employees at April 30, 1997 to 62 full-time employees at July 25, 1998. The Company's plan calls for reductions in core research and development and advertising expenditures. During the current fiscal year, the Company changed sales management and reorganized its sales force.

On a forward-looking basis, the Company anticipates improved sales of data based frame relay products. It is currently making changes to the Comstat product that will qualify this product for a larger and enhanced distribution channel. The Company anticipates that sales related to its license agreement with KG Data will begin generating revenues commencing with the later part of its fiscal year ended April 30, 1999.

The Company anticipates that it may require additional funding requirements to meet future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties or by investments by strategic partners. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company.

The Company anticipates significant legal expenses associated with its reorganization and other legal affairs, however, it is unable to estimate the amount of such expenses at this time. The Company anticipates a return to profitability in the latter part of its fiscal year ended April 30, 1999.

There can be no assurance that the required increased sales and improved operating efficiencies necessary to return to profitability will materialize or if they do, the Company will be able to raise sufficient funding to finance its working capital needs. Absent a return to profitability or the receipt of additional capital, FastComm is unlikely to be able to operate and meet its obligations throughout fiscal year 1999. The Company's independent auditors have included an explanatory paragraph in their opinion on the fiscal 1998 consolidated financial statements related to this uncertainty. No adjustments to the financial statements have been made to reflect these risks.

BUSINESS ACQUISITION

During the fiscal year ended April 30, 1997, the Company acquired Comstat Datacomm Corporation, ("CDC or Comstat"), a Georgia corporation engaged in the data communications business. Comstat offers various products and solutions that serve to broaden FastComm's product line. The aggregate purchase price amounted to $1,000,000 (subject to post closing adjustments) consisting of $900,000 funded at closing and an additional $100,000 funded on the attainment of predetermined revenue targets. The Company funded this acquisition through the issuance of 146,600 shares of its common stock.

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

Approximately $75,000 of the total purchase price represented the value of in process research and development that had not reached technological feasibility and was charged to the Company's operations. As this transaction was concluded on the last business day of the Company's third fiscal quarter, the operating results of Comstat are consolidated into the operating results of the Company commencing in the fourth fiscal quarter of the fiscal year ended April 30, 1997.


RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage of revenues represented by certain items in the Company's consolidated statements of income.

                                                  Fiscal Year Ended April 30,
                                                  ---------------------------

                                               1998          1997          1996
                                               ----          ----          ----

Revenues                                       100%          100%          100%
                                               ----          ----          ----
Operating costs and expenses:
    Cost of goods sold                          61%           42%           50%
    Selling, general and administrative         86%           44%           40%
    Research and development                    25%           18%           14%
    Reserve for litigation settlement           13%
    Depreciation and amortization                7%            3%            3%
                                                 --            --            --
                                               192%          107%          107%
                                               ----          ----          ----
Operating (loss) income                        (92%)          (7%)          (7%)
Other income (expense), net                    (10%)           2%            1%
Income tax (expense) benefit                     -             -             -
Net (loss) income                             (102%)          (5%)          (6%)
                                              ======          ====          ====



FISCAL 1998 COMPARED TO FISCAL 1997

Total revenues decreased from $11,163,000 to $8,907,000 or by 20% during fiscal 1998 as compared to fiscal 1997. The $2,256,000 decrease was primarily attributable to decreased unit sales volumes of data based frame relay products. The Company did not make any significant price adjustments during the current fiscal year. Data based frame relay product sales decreased from $8,896,000 to $3,820,000 or by 57% during fiscal 1998 as compared to fiscal 1997. This decrease is attributable to the completion, in fiscal 1997, of the Company's two largest projects to date, System One and GTE. This decline was offset with $2,493,000 in sales of voice based frame relay access devices. The voice based FRAD product was not sold in fiscal year 1997. The sale of Comstat product increased

$1,499,000 to $2,274,000 when compared with that of the previous fiscal year. This increase is attributable to the fact that the Company acquired Comstat during the prior fiscal year and accordingly included only one quarter of Comstat sales in that period. On a proforma basis, Comstat sales totaled $2,610,000 during fiscal year 1997.

Frame Relay product sales, as a percentage of total product sales, decreased from approximately 80% in fiscal 1997 to approximately 72% in fiscal 1998. The Company believes its future growth will be achieved through the sale of frame relay and other digital products. Accordingly, the sale of its analog based products and data compression products declined $1,085,000 when compared with that of the previous fiscal year.

During the fiscal year ended April 30, 1998, one customer accounted for 32.2% of total sales.

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

Gross margins, as a percentage of total revenues, decreased from 58% to 39% during fiscal 1998 as compared to fiscal 1997. The decline in gross margin is attributable in part to the sale of voice frame relay access products. The voice products, which were not sold in the previous fiscal year, are produced by another manufacturer and as such generate a significantly lower gross margin when compared with that of data products. Gross margins were also negatively impacted by lower sales of data frame relay access products that generate higher gross margins. This change in product mix negatively impacted gross margins by approximately 8%. The Company anticipates continued sales of voice frame relay products and is currently investigating alternatives that will improve gross margins on this product.

During the current fiscal year, the Company disposed of $240,000 of obsolete inventory while increasing its reserve for inventory obsolescence by $1,110,000 to $1,370,000. This increase relates to the year over year decline in the unit sales of analog modem and data compression products and to a lesser degree, the decline in unit sales of certain frame relay products. These transactions reduced the gross margin by approximately 11%. Management believes that its reserve for inventory obsolescence is adequate.

Selling, general and administrative expenses increased from $4,822,000 in fiscal 1997 to $7,622,000 in fiscal 1998. This 58% increase in expense is attributable to the annualized effect of an expanded sales force ($456,000), a full year of costs associated with the operation of Comstat ($335,000), an enhanced marketing and advertising program ($235,000), increased legal fees associated with the Davison litigation ($1,037,000) and increased international travel ($182,000). Selling, general and administrative expenses were negatively affected by a $275,000 increase in bad debt expense. The Company's reserve for bad debt totals $300,000. Management believes that its reserve for bad debts is adequate.

Research and development expenditures consist primarily of hardware and software engineering, personnel expenses, subcontracting costs and, to a lesser degree, equipment and facilities. Research and development expenses increased from $2,042,000 in fiscal 1997 to $2,255,000 in the current fiscal year. This 10% increase is primarily attributable to increased research and development manpower ($147,000), an increase in outside consulting services ($59,000) and costs associated with the operation of Comstat ($104,000). The previous fiscal year included a non recurring $75,000 charge related to the acquisition of Comstat representing the value of in process research and development that had not reached technological feasibility.

The markets for the Company's products are characterized by continuous technological change. Management believes that significant expenditures for research and development will continue to be required.

In 1997, Gary H. Davison a former officer and director of the Company commenced two lawsuits against the Company in the Circuit Court of Fairfax, Virginia, one for wrongful termination and the other for breach of contract. The breach of contract action involved claims for options to purchase 100,000 shares of stock and a $100,000 bonus. On February 17, 1998, a jury in Fairfax County awarded Mr. Davison $1,125,000 in damages and $163,233 in interest accrued from May 26, 1996 in this case. Subsequently, this award was reduced by $100,000. Accordingly, the Company recorded a loss provision in the amount of $1,196,000 in the current fiscal year. (See Item 3. Legal Proceedings)

Depreciation and amortization expenses increased from $339,000 in fiscal 1997 to $611,000 in fiscal 1998. This increase is primarily attributable to the amortization of goodwill associated with the acquisition of Comstat ($128,000) and depreciation associated with fixed asset additions.

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

Although the Company has tax net operating loss carry forwards available, management believes that, should the Company generate taxable income during fiscal 1998, it will be required to make alternative minimum tax payments on earnings.

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

FOURTH QUARTER ADJUSTMENTS

During the fourth quarter ending April 30, 1998, the Company recorded provisions for obsolete inventory of $570,000 and a valuation allowance related to a note receivable of $273,600 all of which had the effect of increasing the operating loss and net loss by $843,600 or $.08 per share.

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


LIQUIDITY AND CAPITAL RESOURCES

BUSINESS ACQUISITION

During the fiscal year ended April 30, 1997, the Company acquired Comstat Datacomm Corporation, ("CDC" or "Comstat"), a Georgia corporation engaged in the data communications business. The aggregate purchase price amounted to $1,000,000 (subject to post closing adjustments) consisting of $900,000 funded at closing and an additional $100,000 of contingent consideration to be funded pending the occurrence of certain events. The Company funded this acquisition through the issuance of 146,563 shares of its common stock. An additional 58,651 shares of common stock with a fair value of approximately $400,000, at the time of the closing of this transaction, were placed in escrow to be issued upon CDC achieving certain revenue targets for the fiscal years ended May 31, 1997 and 1998, respectively.

CONVERTIBLE DEBENTURES

In April and May of 1997, the Company issued $3,000,000 and $2,000,000 respectively, in 5.0% Convertible Debentures due April 2001. For the first 180 days following the issuance, the debentures were convertible at the option of the holder into common stock at a conversion price equal to the average closing bid price on NASDAQ ten trading days prior to conversion. If the conversion occurs more than 180 days after issuance, the conversion price is the lesser of 125% of the average closing bid prices on NASDAQ for the ten trading days prior to issuance, or, 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date. In addition, if the conversion occurs more than 180 days after issuance, the holder will receive one warrant for every five shares of common stock received upon conversion of the debentures. If the conversion occurs more than 360 days from the date of issuance, the holder will receive one warrant for every 2 1/2 common shares received upon conversion of the debentures. Each warrant will have a strike price set at 125% of the market price of the Company's common stock at the time of conversion.

The terms of the Convertible Debentures provide for conversion at a discount to the market commencing 181 days after issuance. The value of the discount, using a conversion price of 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date, is approximately $550,000. Based on the foregoing, the Company recognized in the current fiscal year this conversion discount in the form of two non cash charges to interest expense totaling $550,000.

CONVERSION OF DEBENTURES
During the fiscal year ended April 30, 1998, debentures in the amount of $3,794,701 plus $157,924 in accrued interest were converted into 1,997,232 shares of common stock. Subsequent to April 30, 1998 but prior to the issuance of this report, an additional $450,000 in debentures plus $21,500 in accrued interest have been converted into 294,689 shares of common stock.

In connection with the conversion of debentures and in accordance with the terms of the debenture agreement, the Company has issued warrants to purchase an additional 746,611 common shares at a strike price set at 125% of the market price of the Company's common stock at the time of conversion. When and if exercised, the warrants will generate a maximum of $1,829,321 in additional cash for the Company. However, since the warrant holders cannot be forced to exercise, the Company can give no assurance as to whether any of the warrants will be exercised, nor can it give assurance as to the amount of cash that will actually be generated.

OTHER CASH REQUIREMENTS

During fiscal year 1998, the Company used approximately $4,395,000 in cash to fund its operating activities. This amount includes $6,217,000 required to fund the net loss, after adjusting for non-cash expenses (consisting principally of depreciation, amortization, debenture discount and provisions for inventory obsolescence and doubtful accounts). In addition, $168,000 was used by increases in accounts receivable and $1,091,000 was invested in inventory. Cash was generated by a $1,718,000 increase in accounts payable and a $1,196,000 reserve for litigation settlement.

The Company has a $300,000 allowance for doubtful accounts at April 30, 1998. Management believes that its allowance for doubtful accounts is adequate.

During fiscal year 1998, one customer accounted for 32.2% of total sales. These sales were made under normal terms and conditions to an international distributor. Subsequent to fiscal year end but prior to the date of this report, the related accounts receivable was collected.

Inventory levels increased during fiscal year 1998. This increase is primarily attributable increased inventory of frame relay subassemblies and to the increase of voice based frame relay products. All of FastComm's frame relay printed circuit assemblies ("PCA's") are manufactured outside the Company's facilities by contract manufacturers. The PCA'a are built to forecast. Inventory levels increase when sales do not meet forecast. The Company purchases voice based products from another manufacturer and is required to place high volume orders. Accordingly, the Company recorded a $1,110,000 increase in its reserve for inventory obsolescence during the fiscal 1998. This was necessitated by the decline in sales of analog modem and data compression products and by the increase in the overall inventory balance. During the fiscal year, the Company disposed of approximately $240,000 in obsolete inventory. Management believes its $1,370,000 reserve for inventory obsolescence is adequate.

At April 30, 1998, the Company had $1.2 million in cash, $3.1 million of working capital and a current ratio of over 1.6 to 1. None of the Company's accounts receivable or inventories are collateralized currently.

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. This filing was a direct result of enforcement activities by a judgment creditor. (See Item 3. Legal Proceedings) The Company continues to operate under bankruptcy court protection from creditors while it develops a plan of reorganization.

The Company anticipates that it may require additional funding requirements to meet future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties or by investments by strategic partners. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company.

Management believes that inflation did not have a material effect on operations during the fiscal year ended April 30, 1998.

In fiscal 1999, the Company's cash commitments include minimum payments of $286,000 under its operating lease arrangements. Management believes that expenditures for research and development and legal fees in fiscal 1999 will continue to be significant. The Company anticipates capital spending for software, computer and test equipment and furniture and fixtures in fiscal 1999. Where possible, such capital requirements are expected to be met through lease financing arrangements.

FISCAL 1998 COMPARED TO FISCAL 1997

Cash used in operating activities increased from $2,259,000 in fiscal 1997 to $4,395,000 in fiscal 1998. The $2,136,000 increase in cash used in operating activities is primarily attributable to the $8,494,000 increase in the net loss for the year offset by changes in working capital items in fiscal 1998 compared to fiscal 1997, including a $2,227,000 reduction in cash used to fund current liability balances in fiscal 1998, a $1,196,000 non cash reserve for litigation settlement and increases in other non cash expenses, primarily increases in asset valuation accounts and non cash discount and interest on convertible debentures.

Cash used by investing activities amounted to $318,000 in fiscal 1998 as compared $511,000 in fiscal 1997. The $193,000 decrease is primarily attributable to reduced fixed asset purchases.

Cash provided by financing activities decreased from $2,998,000 in fiscal 1997 to $1,889,000 in fiscal 1998. The $1,109,000 decrease is primarily attributable to a $1,000,000 decline, in fiscal year 1998, in proceeds from convertible debentures

FISCAL 1997 COMPARED TO FISCAL 1996

Cash used in operating activities increased from $447,000 in fiscal 1996 to $2,259,000 in fiscal 1997. The $1,812,000 increase in cash used in operating activities is primarily attributable to changes in working capital items in fiscal 1997 compared to fiscal 1996, including a $1,463,000 net change in cash flows to fund the pay down of current liability balances in fiscal 1997 and a $999,000 net change in cash flows to fund the increase in inventory levels.

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

Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances for periods ending after December 15, 1997. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Due to the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

SFAS 131, "Disclosure about Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public for periods ending after December 15, 1997. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Due to the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of FASB 133 will have no impact on its financial position or results of operations.

YEAR 2000

In accordance with the U. S. Securities and Exchange Commission's Staff Legal Bulletin No. 5, the Company has assessed both the cost of addressing and the costs or consequences of incomplete or untimely resolution of the Year 2000 issue. Most of the Company's major systems have already been updated or replaced with applications, in the normal course of business, that are Year 2000 compliant. To date, the costs of such upgrades have been minimal. The Company will need to upgrade its manufacturing system. The cost of this upgrade is not expected to exceed $10,000. Accordingly, the Company has determined that its estimated costs related to the Year 2000 issue are not anticipated to be material to the Company's business, operations or financial condition.

ASIAN FINANCIAL CRISIS

The ongoing financial crisis in Asia may have a negative impact on the Company due to lost business opportunities in that region.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and financial statement schedules are filed as part of this Report:

                                                                                          Page
                                                                                          ----

Report of Independent Certified Public Accountants                                         F-1

Balance Sheets at April 30, 1998 and 1997                                                  F-2

Statements of Operations for the Years Ended April 30, 1998, 1997 and 1996                 F-4

Statements of Stockholders' Equity for the Years Ended April 30, 1998, 1997 and 1996       F-5

Statements of Cash Flows for the Years Ended April 30, 1998, 1997 and 1996                 F-6

Summary of Accounting Policies                                                             F-8

Notes to Financial Statements                                                             F-14

Financial Statement Schedule:  Valuation and Qualifying Accounts (Schedule II)            F-30

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
FastComm Communications Corporation


We have audited the accompanying consolidated balance sheets of FASTCOMM COMMUNICATIONS CORPORATION AND SUBSIDIARY as of April 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FASTCOMM COMMUNICATIONS CORPORATION AND SUBSIDIARY at April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained significant operating losses and cash flow deficits in fiscal 1998. Also, as discussed in
Note 1, in June 1998 the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                                           BDO Seidman, LLP

Washington, D.C.
August 3, 1998

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS



April 30,                                                                        1998                1997
-----------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash and cash equivalents                                               $ 1,213,052       $   4,036,336
  Accounts receivable, net (Notes 4 and 11)                                 3,123,340           3,144,906
  Receivables from related party (Note 13)                                      2,760               3,895
  Inventories, net (Notes 3 and 14)                                         3,118,195           2,897,497
  Prepaid expenses and other current assets                                   374,614             329,503
-----------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                        7,831,961          10,412,137
-----------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, at cost, less accumulated
   depreciation and amortization (Note 5)                                     775,457             815,401
-----------------------------------------------------------------------------------------------------------

OTHER
  Deferred financing costs                                                     76,344             190,279
  Goodwill (Note 2)                                                           482,144             569,165
  Notes receivable (Notes 2 and 14)                                            26,400             300,000
  Software license rights and other
   intangibles, net                                                                 -             166,474
  Deposits                                                                     33,723             168,759
-----------------------------------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                                            618,611           1,394,677
-----------------------------------------------------------------------------------------------------------

                                                                          $ 9,226,029         $12,622,215
===========================================================================================================

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS


April 30,                                                                        1998                1997
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt (Note 6)                               $         -        $    29,000
  Accounts payable                                                           2,427,712          1,277,541
  Accrued payroll                                                              308,109            207,290
  Reserve for litigation settlement                                          1,195,560                  -
  Other current liabilities                                                    843,178            349,666
-----------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                    4,774,559          1,863,497
-----------------------------------------------------------------------------------------------------------

CONVERTIBLE DEBENTURES (Note 6)                                              1,205,299          3,000,000
-----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                            5,979,858          4,863,497
-----------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Notes 8 and 9)
  Common stock, $.01 par - shares authorized,
   25,000,000; issued and outstanding
   12,048,753 and 10,038,022                                                   120,488            100,380
  Additional paid-in capital                                                20,636,197         16,079,355
  Accumulated deficit                                                      (17,510,514)        (8,421,017)
-----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                   3,246,171          7,758,718
-----------------------------------------------------------------------------------------------------------


                                                                           $ 9,226,029        $12,622,215
===========================================================================================================


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


Year ended April 30,                                                   1998           1997           1996
-----------------------------------------------------------------------------------------------------------

REVENUES (Notes 11 and 13)
  Product sales                                                $  8,672,150    $10,961,750    $ 9,720,969
  Product sales to related parties                                   13,335         43,028        195,427
  Research and development contracts and other                      221,185        158,551         92,901
-----------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                    8,906,670     11,163,329     10,009,297
-----------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
  Cost of goods sold                                              5,440,991      4,736,660      5,047,015
  Selling, general and administrative                             7,622,394      4,821,556      4,037,737
  Research and development                                        2,255,097      2,042,331      1,411,503
  Reserve for litigation settlement                               1,195,560              -              -
  Depreciation and amortization                                     611,078        338,522        273,507
-----------------------------------------------------------------------------------------------------------

TOTAL OPERATING COSTS AND EXPENSES                               17,125,120     11,939,069     10,769,762
-----------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                   (8,218,450)      (775,740)      (760,465)
-----------------------------------------------------------------------------------------------------------

OTHER INCOME (expense)
  Other income                                                      (82,692)        64,966         23,218
  Interest income                                                   174,120        160,461        127,574
  Interest expense                                                 (962,475)       (44,721)       (20,975)
-----------------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME (expense)                                       (871,047)       180,706        129,817
-----------------------------------------------------------------------------------------------------------

NET LOSS                                                       $ (9,089,497)   $  (595,034)   $  (630,648)
============================================================================================================

Basic and diluted loss per common share                        $      (0.87)   $     (0.06)   $     (0.07)
-----------------------------------------------------------------------------------------------------------

Weighted-average number of common shares
  outstanding during each year                                   10,390,552    $ 9,961,107      9,522,000
===========================================================================================================

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Years ended April 30, 1998, 1997 and 1996
-----------------------------------------------------------------------------------------------------------

                                                Common Stock
                                              ----------------     Additional
                                                           Par        Paid-in    Accumulated
                                              Shares    Values        Capital       (Deficit)       Total
-----------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1995                    9,444,529   $ 94,445   $13,249,770   $ (7,195,335)  $6,148,880

  Shares issued for stock options            342,090      3,421     1,358,693              -    1,362,114

  Net loss                                         -          -             -       (630,648)    (630,648)
-----------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1996                    9,786,619     97,866    14,608,463     (7,825,983)   6,880,346

  Shares issued for stock options            104,803      1,048       472,358              -      473,406

  Shares issued for acquisition
   of Comstat DataComm, Corp.                146,600      1,466       998,534              -    1,000,000

  Net loss                                         -          -             -       (595,034)    (595,034)
-----------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1997                   10,038,022    100,380    16,079,355     (8,421,017)   7,758,718

  Shares issued for stock options              3,499         35        18,042              -       18,077

  Shares issued on conversion of
   debentures                              1,997,232     19,973     3,926,400              -    3,946,373

Recognition of discount on debentures              -          -       550,000              -      550,000

  Shares issued for compensation              10,000        100        62,400              -       62,500

  Net loss                                         -          -             -     (9,089,497)  (9,089,497)
-----------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1998                   12,048,753   $120,488   $20,636,197   $(17,510,514)  $3,246,171
===========================================================================================================

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS





Year ended April 30,                                                1998           1997              1996
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(9,089,497)    $ (595,034)       $ (630,648)
  ADJUSTMENTS TO RECONCILE NET LOSS
   TO CASH USED IN OPERATING ACTIVITIES
     Depreciation and amortization                               611,078        338,522           273,507
     Compensation expenses associated with
       stock options granted                                      26,440         20,500                 -
     Provision for doubtful accounts                             275,421        151,000           100,000
     Provision for inventory obsolescence                      1,110,000              -           105,000
     Amortization of imputed discount                                286          3,415            14,702
     Discount on convertible debentures                          550,000              -                 -
     Reserve for note and interest receivable                    316,225              -                 -
     Amortization of deferred financing costs                    213,935              -                 -
     Accrued interest converted to stock                         151,672              -                 -
     Compensation expense on shares issued                        62,500              -                 -
  CHANGES IN ASSETS AND LIABILITIES,
   NET OF EFFECTS OF ACQUISITIONS
  (INCREASE) DECREASE IN ASSETS
   Accounts receivable                                          (253,855)      (765,576)       (1,164,337)
   Receivables from related party                                  1,135         21,430            25,661
   Inventory                                                  (1,330,698)      (867,234)          131,999
   Prepaid expense and other current assets                      (87,736)       (27,065)         (169,440)
   Deposits                                                      135,036        (27,313)          (85,736)
  INCREASE (DECREASE) IN LIABILITIES
   Accounts payable                                            1,150,171       (467,890)          874,893
   Provision for litigation settlement                         1,195,560              -                 -
   Accrued payroll                                                74,379         48,199           (47,592)
   Income taxes payable                                                -           (955)                -
   Other current liabilities                                     493,512        (90,655)          125,146
-----------------------------------------------------------------------------------------------------------

  NET CASH USED IN OPERATING ACTIVITIES                       (4,394,436)    (2,258,656)         (446,845)
-----------------------------------------------------------------------------------------------------------

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended April 30,                                                1998           1997              1996
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                            (317,639)      (565,749)         (300,077)
  Issuance of notes receivable                                         -       (300,000)                -
  Net proceeds assumed in acquisition                                  -        355,084                 -
  Sale (purchase) of restricted investments                            -              -           374,687
  Purchase of long-term investments                                    -              -           (45,328)
-----------------------------------------------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES             (317,639)      (510,665)           29,282
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debentures             2,000,000      3,000,000                 -
  Payment of deferred financing costs                           (100,000)      (190,279)                -
  Net proceeds from exercise of stock options                     18,077        473,406         1,362,114
  Repayments of notes payable                                    (29,286)      (285,325)         (242,042)
-----------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,888,791      2,997,802         1,120,072
-----------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                        (2,823,284)       228,481           702,509

CASH AND CASH EQUIVALENTS, beginning of year                   4,036,336      3,807,855         3,105,346
-----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                       $ 1,213,052    $ 4,036,336         3,807,855
===========================================================================================================


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

PRINCIPLES OF           The consolidated financial statements include the
CONSOLIDATION           accounts of FastComm Communications Corporation (the
                        "Company") and its wholly-owned subsidiary, Comstat
                        Datacomm Corporation. All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES        The preparation of financial statements in conformity
                        with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets, and evaluation of the recoverability of goodwill. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of April 30, 1998, the estimates used in the financial statements are adequate based on the information currently available.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES


RISKS AND               The Company's future operating results may be affected
UNCERTAINTIES           by a number of factors. During fiscal 1998, 32% of
                        revenues were from one customer. During fiscal 1997 and 1996, 45% and 52% of revenues, respectively, were derived from two customers. The risk to the Company is that a loss of one or two customers could have a significant negative impact on revenues and operating results.

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

REVENUE                 Revenues from product sales are recognized at the time
RECOGNITION             of product shipment. An allowance is provided for
                        estimated sales returns and uncollectible accounts.

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

PROPERTY,               Property and equipment is recorded at cost and
EQUIPMENT AND           depreciated on a straight-line basis over the estimated
DEPRECIATION            useful life of the related assets (generally three to
                        five years). Leasehold improvements are amortized over the lesser of the lease term or the useful life of the property.

RESEARCH AND            All costs incurred to establish the technological
DEVELOPMENT COSTS       feasibility of products are considered research and
                        development costs which are charged to expense as incurred.

RESEARCH AND            The Company enters into contracts to perform research
DEVELOPMENT             and development for third parties. The Company accounts
CONTRACTS               for these contracts in accordance with Statement of
                        Financial Accounting Standards No. 68, "Accounting for
                        Research and Development Arrangements" (FASB 68). Under
                        FASB 68, research and development contracts with fixed obligations to repay the contracting party irregardless of the outcome are treated as loans. Contracts without fixed obligations to repay are treated as obligations to perform contractual services and revenue is recognized as expenses are incurred and in accordance with the contracts provisions. As of April 30, 1998, no research and development contracts have fixed obligations to repay, accordingly, revenue is recognized as expenses are incurred.

MANUFACTURING           The Company capitalizes the cost of acquiring software
AND SOFTWARE            license rights and amortizes them over the shorter of
LICENSE RIGHTS          the expected product life or the license period, not to
                        exceed 5 years.

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

CASH AND                The Company considers all highly liquid investments with
CASH EQUIVALENTS        an original maturity of three months or less to be cash
                        equivalents. The Company invests its excess cash principally in overnight repurchase accounts and short-term government securities. The Company maintains amounts in excess of the federal deposit insurance limitation of $100,000 in its bank accounts.

FAIR VALUE OF           Financial instruments of the Company include convertible
FINANCIAL               debentures. Based upon the current borrowing rates
INSTRUMENTS             available to the Company, estimated fair values of these
                        financial instruments approximate their recorded carrying amounts.

EARNINGS PER SHARE      Basic earnings (loss) per share of common stock have
                        been calculated by dividing earnings (loss) by the weighted average number of common shares (including shares held in escrow). The Company has excluded the effects of outstanding options and warrants as it would have been anti-dilutive.

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

NEW ACCOUNTING          Statement of Financial Accounting Standards No. 130,
PRONOUNCEMENTS          Reporting Comprehensive Income ("SFAS 130"), establishes
                        standards for reporting and display of comprehensive income, its components and accumulated balances.
                        Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                        Statement of Financial Accounting Standards (SFAS) 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public for periods ending after December 15, 1997. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Due to the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

                        In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132"). SFAS 132 revised employers' disclosures about pension and other postretirement benefit plans but does not change measurement or recognition of those plans. Also, SFAS 132 requires additional information on changes in the benefit

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES


                        obligations and fair values of plan assets. Presently, the Company does not offer postretirement benefits. Adoption of SFAS 132 will not have an effect on reported financial and operating results.

                        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" (SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of FASB 133 will have no impact on its financial position or results of operations.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


1.   BANK-              On June 2, 1998, the Company filed a voluntary petition
     RUPTCY             for reorganization under Chapter 11 of the federal
     FILING AND         bankruptcy laws in the United States Bankruptcy Court
     FUTURE             for the Eastern District of Virginia. This filing was a
     PROSPECTS          direct result of enforcement activities by a judgment
                        creditor (See Note 7). The Company has filed its
                        Schedules and Statements of Financial Affairs in accordance with the requirements of the Bankruptcy Code and is current with its monthly operating reports. The
                        Company continues to operate under bankruptcy court protection from creditors while it develops a plan of reorganization.

                        Chapter 11 provides that, unless the court appoints a trustee, the Company has the exclusive right to file a plan of reorganization for the first 120 days subsequent to the filing of the petition (or for such longer or shorter period as the Bankruptcy Court may permit). The Company plans to exercise this right and is currently preparing its plan. Such plan is subject to the approval of the Bankruptcy Court. The approval of the plan is greatly dependent on the Company's ability to demonstrate that it will be able to meet its obligations, return to profitability and generate positive cash flow. The Company can offer no assurance as to whether its plan will be approved, or that, if approved, the terms and conditions of the plan will be favorable to its creditors and shareholders.

                        If the Company is unable to obtain approval of its plan or the exclusive period lapses, any creditor or party-in-interest may file a competing plan of reorganization. If the court approves such plan, control of the Company might transfer to the proponents of the competing plan. The Company is unaware of any efforts to prepare a competing plan of reorganization, however, it can offer no assurances as to whether one might be prepared in the future.

                        The Company anticipates that it may require additional funding to meet future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties or by investments by strategic partners. The Company can give no assurance as to

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                        whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company.

                        During the current fiscal year, the Company consolidated its manufacturing operation and downsized its administrative overhead. Full-time employees were reduced from 78 at April 30, 1997 to 62 at July 25, 1998. The Company's plan calls for reductions in core research and development and advertising expenditures. During the current fiscal year, the Company changed sales management and reorganized its sales force.

                        On a forward-looking basis, the Company anticipates improved sales of data based frame relay products. It is currently making changes to the Comstat product that will qualify this product for a larger and enhanced distribution channel. The Company anticipates that sales related to its license agreement with KG Data Systems will generate significant revenues commencing with the latter part of fiscal 1999 (See Note 7). However, based on preliminary sales data for the first quarter ended July 31, 1998, the Company believes that the bankruptcy filing has had an adverse impact on its ability to sell its products. Consequently, the Company expects to report a significant net loss for the quarter ended July 31, 1998.

                        The Company anticipates significant legal expenses associated with its reorganization and other legal affairs, however, it is unable to estimate the amount of such expenses at this time. The Company anticipates a return to profitability in the latter part of fiscal 1999.

                        There can be no assurance that the required increased sales and improved operating efficiencies necessary to return to profitability will materialize or if they do, the Company will be able to raise sufficient funding to finance its working capital needs. Absent a return to profitability or the receipt of additional capital, FastComm is unlikely to be able to operate and meet its obligations throughout fiscal year 1999. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties. The foregoing matters raise substantial doubt about the Company's ability to continue as a going concern.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


2.   BUSINESS           On January 31, 1997, the Company acquired Comstat
     ACQUISITION        Datacomm Corporation, ("CDC"), a Georgia corporation
                        engaged in the data communications business. The aggregate purchase price amounted to $1,000,000 (subject to post closing adjustments) consisting of $900,000 funded at closing and an additional $100,000 of contingent consideration to be funded pending the occurrence of certain events the outcome of which management believes is determinable beyond a reasonable doubt. The Company funded this acquisition through the issuance of 146,600 shares of its common stock, of which 43,985 shares, with a fair value at the acquisition date of approximately $300,000, were placed in escrow as collateral for a $300,000 note issued to the then principle stockholder of CDC, due in fiscal 2000. As of April 30, 1998, the fair value of these shares was approximately $26,400. The Company established a reserve of $273,600 at April 30, 1998 because of the uncertainty surrounding the fair value of the common stock which collateralizes the note receivable. An additional 58,651 shares of common stock with a fair value of approximately $400,000, at the acquisition date, have been placed in escrow and would be issued if CDC achieved certain revenue targets for the fiscal years ended May 31, 1998 and 1997.

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

                        The following unaudited pro forma summary presents information as if the acquisition of CDC had occurred at May 1, 1996. The pro forma information, which is provided for information purposes only, is based on historical

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                         information and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined entities.

                         Proforma information (unaudited):
                         (in thousands, except per share data)                                           Year Ended April 30, 1997
                         -----------------------------------------------------------------------------------------------------------

                         Net Sales                                                                                      $   12,998

                         Net income (loss)                                                                                     (50)

                         Earnings (loss) per share                                                                           (0.01)
                         ===========================================================================================================


3.   INVENTORIES         Inventories consist of the following components:


                         April 30,                                                                         1998               1997
                         -----------------------------------------------------------------------------------------------------------

                         Production materials                                                       $ 2,917,922         $2,115,875
                         Work-in-process                                                                336,680            160,991
                         Finished goods                                                               1,233,593          1,120,631
                         -----------------------------------------------------------------------------------------------------------

                                                                                                      4,488,195          3,397,497

                         Provision for inventory obsolescence                                        (1,370,000)          (500,000)
                         -----------------------------------------------------------------------------------------------------------

                                                                                                    $ 3,118,195         $2,897,497
                         ===========================================================================================================


4.   ACCOUNTS            Accounts receivable consist of the following:
     RECEIVABLES
                         April 30,                                                                         1998               1997
                         -----------------------------------------------------------------------------------------------------------

                         Trade                                                                      $ 3,343,500         $3,166,735
                         Employee and other                                                              79,840             88,171
                         -----------------------------------------------------------------------------------------------------------

                                                                                                      3,423,340          3,254,906

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                         April 30,                                                                         1998               1997
                         -----------------------------------------------------------------------------------------------------------

                         Allowance for doubtful
                          accounts                                                                     (300,000)          (110,000)
                         -----------------------------------------------------------------------------------------------------------

                                                                                                    $ 3,123,340         $3,144,906
                         ===========================================================================================================


5.   PROPERTY AND        Property and equipment consists of the following:
     EQUIPMENT
                         April 30,                                                                           1998             1997
                         -----------------------------------------------------------------------------------------------------------

                         Manufacturing equipment                                                     $    491,179        $ 484,909
                         Furniture and fixtures                                                           316,212          297,147
                         Leasehold improvements                                                            24,649           22,999
                         Computers and electronics                                                        616,780          500,660
                         Software                                                                         391,004          264,957
                         Demo equipment                                                                    92,320           43,833
                         -----------------------------------------------------------------------------------------------------------

                                                                                                        1,932,144        1,614,505

                         Less accumulated depreciation
                              and amortization                                                         (1,156,687)        (799,104)
                         -----------------------------------------------------------------------------------------------------------

                                                                                                     $    775,457        $ 815,401
                         ===========================================================================================================

                         Depreciation expense for the three years ended April 30, 1998, 1997 and 1996 was $357,583, $227,346 and
                         $145,550, respectively.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


6.   LONG-TERM           Long-term debt consists of the following:
     DEBT
                         April 30,                                                                          1998              1997
                         -----------------------------------------------------------------------------------------------------------

                         Noninterest bearing note issued
                          in connection with acquisition
                          of patent rights, due in 1998
                          less unamortized discount of
                          $0 and $286, based on
                          imputed interest rate of 7.25%                                             $         -       $    29,000

                         5.0% Convertible debentures, due
                           April and May 2001.                                                         1,205,299         3,000,000
                         -----------------------------------------------------------------------------------------------------------

                         Total                                                                         1,205,299         3,029,000

                         Less current maturities                                                               -           (29,000)
                         -----------------------------------------------------------------------------------------------------------

                                                                                                     $ 1,205,299       $ 3,000,000
                         ===========================================================================================================

                         In April 1997, the Company issued $3,000,000 in 5.0% Convertible Debentures due April 2001. In May 1997, the Company issued $2,000,000 in 5% convertible debentures due May 2001. For the first 180 days following the issuance, the debentures were convertible at the option of the holder into common stock at a conversion price equal to the average closing bid prices on NASDAQ for the ten trading days prior to conversion. If the conversion occurs more than 180 days after the issuance, the conversion price is the lesser of 125% of the average closing bid prices on NASDAQ for the ten trading days prior to the issuance date, or, 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date. In addition, if the conversion occurs more than 180 days after the issuance, the holder will receive one warrant for every five shares of common stock received upon conversion of the debentures. If the conversion occurs more than 360 days from the issuance, the holder will receive one warrant for every 2 1/2 common shares received upon conversion of the debentures.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                        Each warrant will have a strike price set at 125% of the market price of the Company's common stock at the time of conversion. During 1998, holders of the debentures converted $3,794,701 of debentures into 1,997,232 shares of common stock.

                        The terms of the Convertible Debenture provide for conversion at a discount to the market commencing 181 days after issuance. The value of the discount, using a conversion price of 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date, was approximately $550,000. Since the holders of the Convertible Debentures did not elect to exercise their option to convert the debentures into common stock of the Company within 180 days of issuance (i.e., at a conversion price of 100% of market), the Company was required to recognize on the 181st day from issuance the amount of the conversion discount. Recognition of the conversion discount reduced income available to common shareholders during fiscal 1998 by $550,000 in the form of a one-time non-cash charge to interest expense.

                        Subsequent to April 30, 1998, an additional $450,000 in convertible debentures were converted into 294,689 shares of common stock.

7.   COMMITMENTS        LITIGATION
     AND
     CONTINGENCIES      In 1997, Gary H. Davison a former officer and director
                        of the Company commenced two lawsuits against the Company in the Circuit Court of Fairfax, Virginia, one for wrongful termination and the other for breach of contract. The breach of contract action involved claims for options to purchase 100,000 shares of stock and a $100,000 bonus. On February 17, 1998, a jury in Fairfax
                        County awarded Mr. Davison $1,125,000 in damages and $163,233 in interest accrued from May 26, 1996 in this case. Accordingly, the Company recorded a loss provision for this amount in its third fiscal quarter ended
                        January 31, 1998. Subsequently, this award was reduced by $100,000. The Company has filed an appeal of this decision with the Virginia Supreme Court and believes it has sufficient meritorious issues to

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                        overturn this verdict. The filing of the bankruptcy petition has stayed any activity on the second case.

                        EXCLUSIVE LICENSE AGREEMENT

                        In May 1998, the Company entered into an exclusive license agreement with KG Data Systems, Inc. to manufacture, market and sell products with channel-attached technology known as ChanlComm. The terms of this agreement call for an initial payment of $150,000, with $70,000 payable upon executing the agreement and the remaining $80,000 payable in four weekly installments of $20,000 beginning May 18, 1998. The agreement calls for royalties of 5% of net sales with minimum royalties or $8,000 per month. Additional cash payments of $100,000 and $200,000 are due if net revenues of ChanlComm products exceed $1,500,000 and $2,500,000, for the years ended April 30, 1999 and 2000, respectively. An additional royalty of 3% is due for all net revenues in excess of $2,500,000. The initial term of the agreement is five years and is renewable by the Company for two additional five year terms. The Company is also required to reimburse KG Data Systems, Inc. certain expenses on a monthly basis, as specified in the agreement.

                        OPERATING LEASES

                        The Company leases office space and certain office equipment under operating lease arrangements that expires at various dates through 2003. The main office lease provides for scheduled rent increases in the future which are being amortized over the lease period. Rent expense for the years ended April 30, 1998, 1997, and 1996, was approximately $662,000, $515,000 and $308,000, respectively. Aggregate future minimum lease payments under the operating leases are as follows:

                        Year ended April 30,
                        --------------------------------------------------------------

                        1999                                                  232,938
                        2000                                                  238,541
                        2001                                                  229,785
                        2002                                                  231,426
                        2003                                                  212,140
                        ==============================================================

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                        COMPENSATION

                        The Company maintains an employment agreement with its President and Principal Executive Officer. This agreement provides for a base salary, bonus and incentive compensation as may be deemed appropriate by the Board of Directors. The agreement was scheduled to expire on January 31, 1998, however, the agreement was automatically renewed through January 31, 1999 because the Board of Directors did not terminate it in advance of the expiration date.

8.   STOCKHOLDERS'      STOCK ISSUANCES
     EQUITY

                        On January 31, 1997, the Company acquired Comstat Datacomm Corporation, ("CDC"), a Georgia corporation engaged in the data communications business. The aggregate purchase price amounted to $1,000,000 (subject to post closing adjustments) consisting of $900,000 funded at closing and an additional $100,000 of contingent consideration to be funded pending the occurrence of certain events the outcome of which management believes is determinable beyond a reasonable doubt. The Company funded this acquisition through the issuance of 146,600 shares of its common stock. An additional 43,985 shares of common stock with a fair value of approximately $300,000 have been placed in escrow and will be issued upon CDC achieving certain revenue targets for the fiscal year ended May 31, 1998. The revenue targets were not met, and the escrow shares will be canceled.

9.   STOCK OPTIONS      In 1991 and 1992, the Board of Directors approved the
                        1991 Non-Qualified, 1992 Non-Qualified and 1992
                        Incentive Stock Option Plans (the Plans) under which options to purchase up to 2,260,000 shares of common stock may be granted to officers, directors and other key employees of the Company.

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

                        The following table relates to options outstanding, granted, exercised, and

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                        canceled during 1998, 1997 and 1996, under the Plan:


                                                                                              Option
                                                                        Number                 Price
                        Options                                      of Shares            Per Shares
                        ------------------------------------------------------------------------------

                        OUTSTANDING AT
                         April 30, 1996                                897,209      $   2.06 to 7.88
                         April 30, 1997                              1,165,535      $  2.06 to 15.63
                         April 30, 1998                              1,360,911      $  2.06 to 15.63

                        GRANTED
                         During 1996                                   381,500       $  4.00 to 7.88
                         During 1997                                   514,000       $ 6.50 to 15.63
                         During 1998                                 1,046,564       $  2.50 to 5.88

                        EXERCISED
                         During 1996                                   342,090       $  1.09 to 7.63
                         During 1997                                   104,803       $  3.25 to 5.13
                         During 1998                                     3,499       $  5.00 to 5.88

                        CANCELED
                         During 1996                                   266,169       $ 3.25 to 6.80
                         During 1997                                   140,871       $ 3.25 to 12.00
                         During 1998                                   847,689       $ 2.50 to 15.63

                        At April 30, 1998, 311,644 stock options are exercisable under the plans at exercise prices ranging from $2.06 to $15.63 with a weighted-average exercise price of $9.53 and a weighted-average contractual maturity of approximately one year, as follows: 70,000 options exercisable at $6.50 to $15.63, weighted at $8.89, with a weighted maturity of one-half year; 226,871 options exercisable at $2.06 to $7.75, weighted at $4.32, with a weighted maturity of one and one-half years; and 14,773 options exercisable at $5.00 to $7.88, weighted at $5.49, with a weighted maturity of one year.

                        The Company has adopted the disclosure-only provisions of SFAS-No. 123 "Accounting for Stock Based Compensation", but applies Accounting

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                        Principles Board Opinion No. 25 and related interpretations in accounting for its stock options plans. Compensation expense was immaterial for fiscal years 1998 and 1997. For SFAS No. 123 purposes, the weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.77% and 6.45% and expected volatility of 65% for the years ended April 30, 1998 and 1997, respectively, a dividend payout rate of zero for each year and an expected option life of 5 years. Using these assumptions, the weighted average fair value of the stock options granted is $1.76 and $5.84, for 1998 and 1997, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

                        If the Company had elected to recognized compensation cost based on the fair value at the grant dates for options issued under the plans described above, consistent with the method prescribed by SFAS No. 123, net income (loss) applicable to common shareholders and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

                                                                           Year ended April 30,
                        (in thousands, except per share data)             1998              1997
                        -------------------------------------------------------------------------

                        Net income (loss) applicable
                         to common shareholders:      as reported    $  (9,089)             (595)
                                                      pro forma        (10,931)         $ (1,605)

                        Earnings (loss) per share:    as reported    $   (0.87)         $  (0.06)
                                                      pro forma          (1.05)            (0.16)

10. INCOME TAXES        The Company has net operating loss carryforwards for
                        income tax reporting purposes of approximately
                        $18,941,000 which begin to expire in 2008. The amount of the net operating loss carryforward related to the compensation element of stock options is approximately
                        $10,156,000, which when

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                        realizable will be a credit to paid in capital. In addition, the Company has research and development credit carryforwards of approximately $552,000, which begin to expire in 2006.

                        The difference between the Federal Tax rate and the effective tax rate realized as a percent of pretax earnings for the years ended April 30, 1998, 1997, and 1996, is as follows:

                                                   1998                   1997                  1996
                                          Amount          Rate    Amount        Rate    Amount         Rate
                        --------------------------------------------------------------------------------------

                        Tax provision
                          (benefit) at
                          statutory
                          rates             $(5,817,000)  (34.0%)   $ (202,000) (34.0%)   $(214,000)   (34.0%)

                        Tax benefit
                          not recorded        5,817,000     34.0       382,000    64.0      593,000      94.0
                        Compensation
                          element of
                          stock
                          options                     -        -      (235,000) (39.5%)    (390,000)    (61.8)
                        Other                         -        -       (55,000)  (9.5%)      11,000      1.7%
                        --------------------------------------------------------------------------------------

                                            $        -        -    $        -       -    $       -         -
                        ======================================================================================

                        The primary differences between income (loss) for financial reporting and income tax purposes is the recognition of reserves for uncollectible accounts receivable and obsolete inventory, the compensation element of stock options and research and development expenses, which are not currently deductible for income tax purposes.

                        No deferred taxes have been recognized in the accompanying consolidated financial statements as of April 30, 1998 and 1997. The components of deferred income taxes are as follows:

                        April 30,                                              1998            1997
                        ------------------------------------------------------------------------------

                        DEFERRED TAX LIABILITIES
                         Accelerated depreciation                   $       113,000     $     28,000
                        ------------------------------------------------------------------------------

                        Total deferred tax liabilities              $       113,000     $     28,000
                        ------------------------------------------------------------------------------


                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                        April 30,                                              1998             1997
                        -----------------------------------------------------------------------------

                        DEFERRED TAX ASSETS
                         Allowance for doubtful accounts            $       120,000     $     44,000
                         Inventory reserve                                  548,000          200,000
                         Tax credits                                        552,000          408,000
                         NOL carryforwards                                7,577,000        6,678,000
                         Reserve for litigation settlement                  478,000                -
                         Other                                               24,000           65,000
                        -----------------------------------------------------------------------------

                        Total deferred tax assets                         9,299,000        7,395,000
                        -----------------------------------------------------------------------------

                        Net deferred tax assets                           9,186,000        7,367,000
                        Less: Valuation allowance                        (9,186,000)      (7,367,000)
                        -----------------------------------------------------------------------------

                        TOTAL                                       $             -     $          -
                        =============================================================================

                        Management has provided a valuation allowance for deferred tax assets as of April 30, 1998 and the benefit of these items will be recognized in future years to the extent that such items are available to reduce taxable income.

11.  SIGNIFICANT        Certain customers accounted for 10% or more of the
     CUSTOMERS AND      Company's total revenue during the years ended
     FOREIGN EXPORTS    April 30, 1998, 1997 and 1996 as noted below:

                                1998                      1997                        1996
                        ----------------------     ----------------------      -----------------------
                        Customer    % of Sales     Customer    % of Sales      Customer     % of Sales

                            C            32             A         29                A           31
                                                        B         16                B           21

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                        In 1998, 1997 and 1996, the Company had export sales to foreign customers totalling approximately $3,292,000, $846,000, and $1,310,000, respectively. At April 30,
                        1998 trade receivables from two customers represented 25% and 22% of total trade receivables outstanding. At April 30, 1997 trade receivable from two customers represented 33% and 18% of total trade receivables outstanding. The two customers were different in 1998 and 1997.

12.  SUCCESS            Effective May 1, 1991, the Company established the
     SHARING PLAN       FastComm Communications Corporation Success Sharing
                        Plan, a defined contribution plan that covers substantially all of its employees. Employer contributions are determined using an actuarially determined factor based on the employee's age and compensation level. No employer contributions were made for the years ended April 30, 1998, 1997 or 1996.

13.  RELATED PARTY      During 1998, 1997 and 1996, the Company had sales of
     TRANSACTIONS       approximately $13,000, $43,000, and $158,000,
                        respectively, to a customer whose Board of Directors includes the president and principle executive officer of the Company. At April 30, 1998, 1997 and 1996, accounts receivable includes approximately $3,000,
                        $4,000 and $25,000, respectively from this related party which was paid to the Company subsequent to year end.

14.  FOURTH QUARTER     During the fourth quarter ended April 30, 1998, the
     ADJUSTMENTS        Company recorded provisions for obsolete inventory of
                        $570,000 and a valuation allowance related to a note receivable of $273,600 all of which had the effect of increasing the operating loss and net loss by $843,600 or $0.08 per share. These additional provisions were necessary in the fourth quarter of fiscal 1998 due to changes in estimates caused by decreased sales and the decline in the fair value of the related collateral for the note receivable. During the fourth quarter ended April 30, 1997, the Company reduced its reserve for inventory obsolescence by $100,000 which had the effect of reducing the operating loss and net loss by $100,000 or $0.01 per share.
                        During the fourth quarter ended April 30, 1996, the Company reduced its allowance for

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                        doubtful accounts by $104,000, which had the effect of reducing the operating loss and net loss by $104,000 or $0.01 per share.

15.  SUPPLEMENTAL       Supplemental information on interest and income taxes
     CASH FLOW          paid is as follows:
     INFORMATION

                        For the Year ended April 30,                                             1998         1997        1996
                        ---------------------------------------------------------------------------------------------------------

                        Interest                                                             $    542   $   35,721    $ 20,975

                        Income taxes                                                         $110,290   $        -    $      -
                        ==========================================================================================================

                        Supplemental disclosure of non-cash investing and financing activities:

                        For the Year ended April 30,                                             1998             1997      1996
                        ---------------------------------------------------------------------------------------------------------

                        Issuance of stock for
                         convertible debentures                                           $ 3,794,701      $         -    $    -
                        ---------------------------------------------------------------------------------------------------------

                        Issuance of stock in connection
                         with acquisition of assets
                          of CDC:
                         Fair value of assets acquired                                    $         -        1,482,536         -
                         Fair market value of common
                          stock issued                                                              -        1,000,000         -
                        ---------------------------------------------------------------------------------------------------------

                        Liabilities assumed                                               $         -      $   482,536    $    -
                        ==========================================================================================================

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

FASTCOMM COMMUNICATIONS CORPORATION

The audits referred to in our report, which includes an explanatory paragraph related to substantial doubt about the Company's ability to continue as a going concern, to FastComm Communications Corporation, dated August 3, 1998 which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index for each of the three years in the period ended April 30, 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

                                                       BDO Seidman, LLP



Washington, D.C.
August 3, 1998

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                   SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                                                     SCHEDULE II


                                                         Balance    Charged to                    Balance
                                                    at Beginning     Costs and                    at End
Description                                            of Period      Expenses    Deductions     of Period
-----------------------------------------------------------------------------------------------------------


Year Ended April 30, 1996

  Reserves and allowances deducted
     from asset accounts:
       Obsolescence reserve for
         inventory                                      $495,000       105,000             -    $   600,000
       Allowance for doubtful
         accounts                                       $204,000       100,000      (204,000)1/ $   100,000
============================================================================================================

Year Ended April 30, 1997

  Reserves and allowances deducted
     from asset accounts:
       Obsolescence reserve for
         inventory                                      $600,000             -      (100,000)2/ $   500,000
       Allowance for doubtful
         accounts                                       $100,000       151,000      (141,000)1/ $   110,000
============================================================================================================

Year Ended April 30, 1998

  Reserves and allowances deducted
     from asset accounts:
       Obsolescence reserve for
         inventory                                      $500,000     1,110,000      (240,000)   $ 1,370,000
       Allowance for doubtful
         accounts                                       $110,000       275,421       (85,421)   $   300,000
============================================================================================================


1/ Accounts written off

2/ Inventory scrapped or disposed of

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


NONE.

                                    PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following lists the directors and executive officers of the Company, their ages, descriptions of their business experience and positions held with the Company as of April 30, 1998:

        Name                       Age          Position
        ----                       ---          --------

        Peter C. Madsen(1)(2)      47           President, Chief Executive Officer and Chairman of the Board
        Robert C. Abbott           54           Vice President - Engineering, Secretary
        William A. Flanagan        55           Vice President - Technology
        Mark H. Rafferty(1)        43           Vice President - Finance, Treasurer, and Director
        Edward C. Bursk            39           Vice President - Marketing
        Richard L. Apel            53           Vice President - General Manager Comstat Division
        William A. Grant           45           Vice President - Global Sales
        Edward R. Olson(1)(2)      57           Director
        Thomas G. Amon(1)(2)       51           Director

      (1) Member Stock Option Committee.
      (2) Member Audit Committee.


All directors hold office until the next annual meeting of the shareholders and the election and qualification of their successors. The officers are elected by and serve at the discretion of the Board of Directors. See "Employment and Control Arrangements" under Item 11.

Peter C. Madsen has been President, Chief Executive Officer and a director of the Company since September 1992. Mr. Madsen is also President of Professional Marketing Corporation, a telecommunications equipment distributor. From November 1986 to January 1992, he was an officer of the Newbridge Networks Corporation, a Canadian telecommunications company, most recently as Vice President and General Manager, United States Region, and President of Newbridge Networks Inc., Newbridge Networks Corporation's United States subsidiary. Mr. Madsen served as a director of Newbridge Networks Corporation from September, 1987 until June, 1998.

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

Mark H. Rafferty served as Vice President, Chief Financial Officer and Treasurer of the Company since August 1993 and as a director of the Company since March 1998. From August 1992 to August 1993, Mr. Rafferty was Vice President, Finance at Newbridge Networks Inc. From August 1987 through August 1992, Mr. Rafferty was Controller of Newbridge Networks Inc.

Edward C. Bursk was Vice President, Sales and Marketing of the Company from November 1996 to July 1998 at which time he resigned. From September 1995 to October 1996, Mr. Bursk was President of the U.S. Division of Ouest Standard Telematique S.A., a French telecommunications manufacturer. From May 1994 to September 1995, Mr. Bursk served as Assistant Vice President, Marketing for FastComm. Mr. Bursk served as General Manager, Packet Switching for Dynatech Communications from June 1993 to May 1994 and as Director of Small Switching Systems for Netrix Corporation from September 1990 to June 1993.

Richard L. Apel was been Vice President of the Company and President of the Company's wholly owned subsidiary, Comstat Datacomm Corporation since February 1997. For five years prior to this time, Mr. Apel was President of Comstat Datacomm Corporation. Mr. Apel's employment with the Company terminated in June, 1998. (See Item 10, Employment and Control Arrangements)

Edward R. Olson has served as a director since January 1989. From 1990 to April 1997, Mr. Olson has served as the President, Chief Executive Officer and Chairman of M-C Industries, Inc., a fluid hydraulics equipment manufacturer. Commencing July 1, 1995, Mr. Olson became a principal in KPMG Baymark Strategies LLC, an independent consulting firm in a strategic alliance with KPMG Peat Marwick, LLP. KPMG Baymark Strategies

LLC has since become Dominion Management LLC. From 1992 to 1993, Mr. Olson was Senior Vice President, Operations of Audiovox Corp., a company concentrating in the marketing and distribution of consumer electronic devices. Mr. Olson was President and COO of Porta Systems Corporation from November 1995 to January 1997. Mr. Olson is also Chairman of S&L Metal Products Corporation, Queens, NY.

William A. Grant has served as Vice President - Global Sales for the Company since November, 1997. From October 1996 through October 1997, Mr. Grant served as Vice President - Global Sales for Memotec Communications Corporation. From January 1994 through September 1996, Mr. Grant was Vice President - Business Development for FastComm. Prior to this time, Mr. Grant was President of Inteletouch Corporation, a telecommunications equipment company.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons. The Company believes that during its fiscal year ended April 30, 1998, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 11. EXECUTIVE COMPENSATION

BOARD REPORT ON EXECUTIVE COMPENSATION

The Company does not have a formal compensation committee. Compensation levels for executive officers are approved by the Board of Directors. The Board of Directors is presently comprised of the following individuals: Peter C. Madsen, Thomas G. Amon , Edward R. Olson and Mark H.Rafferty. Salaries are reviewed periodically and are based on individual performance, the extent of individual responsibility and comparisons with salaries paid in the industry.

The Company recruits for its executive officer positions from within the communications industry. In most instances, the source Company is significantly larger than the Company. It has been the policy of the Board of Directors of FastComm to hire executive officers at levels below that of their current salaries along with a stock option package intended to make up for the differentiation and to provide a performance incentive. The Company has felt that stock options are an attractive benefit in that they enhance performance and loyalty at little cost. The Company believes the compensation packages offered to its current employees and prospective employees have been consistent with that of the telecommunications industry.

The Board establishes compensation levels based on experience and responsibility.

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. At this time, the Company is unable to predict the effect this filing will have on its ability to attract and retain skilled and talented engineers, sales and marketing personnel and management.

The Board granted two executive officers options during fiscal 1998. One of these grants were determined by the individuals performance, responsibility, seniority. The remaining grant was a condition of employment.

The Board adheres to a policy of granting options to executive officers based upon performance and responsibility. In addition, the Board also considers the relative importance of the job function being performed and the number of options currently held by the executive officer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year, Peter C. Madsen, Edward R. Olson, Thomas G. Amon and Mark H. Rafferty as directors participated in deliberations of the Company's Board of Directors concerning executive officer compensation and stock option grants, including their own. Other than the foregoing, none of such directors was party to any reportable interlock or participation during fiscal 1998. During the fiscal year ended April 30, 1998, the Company sold approximately $13,000 of product under normal terms and conditions to Newbridge Networks Inc. ("Networks") a United States subsidiary of Newbridge Networks Corporation, a Canadian Telecommunications Company ("Newbridge"). Peter C. Madsen, President, Chief Executive Officer and a director of the Company is was a director of Newbridge during the current fiscal year.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid by the Company to the seven named executives (the "Named Executive Officers") for services furnished in all capacities to the Company during the fiscal year ended April 30, 1998, as well as such compensation paid by the Company to the Named Executive Officers during the Company's two previous fiscal years:

                                                                                                                    Long term
                                                                                                                   Compensation
                                                                       Annual Compensation                           Awards
                                                                       -------------------                           ------
                                                                                                                    Shares of
                                                                                                Other Annual      Common Stock
                                                                                                Compensation       Underlying
Name and Principal Position                          Year          Salary ($)     Bonus ($)       ($)(1)           Options
---------------------------                          ----          ----------     ---------       ------           -------
Peter C. Madsen (2)                                  1998           98,077          0             7,320               0
       President, CEO and Chairman                   1997          101,757          0             6,613               0
       of the Board of Directors                     1996          104,196          0             6,219               0

Mark H. Rafferty (3)                                 1998          116,732          0             8,075               0
       Vice President and                            1997          108,503          0             5,824            25,000
       Chief Financial Officer                       1996          106,207          0             5,824               0

Robert C. Abbott (4)                                 1998           86,999          0               0                 0
       Vice President - Engineering                  1997           98,639          0               0              15,000
       Corporate Secretary                           1996           95,552          0               0                 0

William A. Flanagan (5)                              1998          106,645          0             2,220            10,000
       Vice President -                              1997          109,417          0             2,511               0
       Technology                                    1996          106,715          0             6,632            15,000

Edward C. Bursk (6)                                  1998          116,250        15,000          4,800               0
       Vice President-                               1997           52,532          0             2,400            55,000
       Sales and Marketing

Richard L. Apel (7)                                  1998          110,000          0             5,800               0
       Vice President                                1997           25,853          0             1,200            50,000

William A. Grant                                     1998           64,098        30,000          3,000           100,000


(1)  Automobile benefit.

(2) At April 30, 1998, Mr. Madsen held 813,086 restricted shares of Common Stock with a market value of $1,496,078 at that date.

 (3) At April 30, 1998, Mr. Rafferty held 30,087 restricted shares of Common Stock with a market value of $55,360 at that date.

(4) At April 30, 1998, Mr. Abbott held 192,408 restricted shares of Common Stock with a market value of $354,031 at that date.

(5) At April 30, 1998, Mr. Flanagan held 219,421 restricted shares of Common Stock with a market value of $403,735 at that date.

(6) At April 30, 1998, Mr. Bursk held 500 restricted shares of Common Stock with a market value of $920 at that date.

(7) At April 30, 1998, Mr. Apel held 146,563 restricted shares of Common Stock with a market value of $269,673 at that date.

FISCAL 1998 OPTION GRANTS

The following table sets forth information concerning grants of stock options to the Named Executive Officers made pursuant to the Company's 1992 Stock Option Plan during the fiscal year ended April 30, 1998:

                     Stock Option Grants in Fiscal Year 1998

                                INDIVIDUAL GRANTS

                                   Securities        Percent of                                      Potential Realizable Value
                                   Underlying       Total Options          Exercise                    at Assumed Annual Rates
                                    Options          Granted to               or                     of Stock Price Appreciation
                                    Granted         Employees in          Base Price   Expiration           For Option Term
Name                                  (#)            Fiscal Year           ($/sh.)        Date            5%($)          10%($)
----                                  ---            -----------           -------        ----            -----          ------
  Peter C. Madsen                      0                  -                  -             -               -               -

  Mark H. Rafferty                     0                  -                  -             -               -               -

  Robert C. Abbott                     0                  -                  -             -               -               -

  William A. Flanagan               10,000              0.96%              $5.88        7/14/02         $16,250         $35,950

  Thomas G. Amon                    10,000              0.96%              $5.88        7/14/02         $16,250         $35,950

  Edward R. Olson                   10,000              0.96%              $5.88        7/14/02         $16,250         $35,950

  Edward C. Bursk                      0                  -                  -             -               -               -

  Richard L. Apel                      0                  -                  -             -               -               -

  William A. Grant                  50,000              4.78%              $2.50        12/15/02        $34,500         $78,500

  William A. Grant                  50,000              4.78%              $2.59         3/13/03        $36,000         $81,500


The exercise price of each option may not be less than 100% of the fair market value of the stock on the date of the grant for incentive options or 85% of such fair value for non-qualified stock options, as determined by the Board of Directors. Options vest over a three year period and expire five years from date of grant and, in most cases, upon termination of employment.

FISCAL 1998AGGREGATE OPTION EXERCISES AND YEAR-END OPTION VALUES

The following table sets forth information concerning each exercise of stock options during the fiscal year ended April 30, 1998 by each of the Named Executive Officers and the fiscal year-end value of unexercised options held by such persons:

                                                                      Shares                 Value of
                                                                    Underlying              Unexercised
                                                                    Unexercised            in-the-money
                                                                    Options at              Options at
                                                                    Fiscal Year-            Fiscal Year-
                                       Shares          Value           End (#)                 End ($)
                                    Acquired on      Realized       Exercisable/            Exercisable/
Name                                Exercise (#)       ($)          Unexercisable           Unexercisable
----                                ------------       ---          -------------           -------------
Peter C. Madsen                          -              -           -           -         $0            $0

Robert C. Abbott                         -              -        55,000      10,000       $0            $0

William A. Flanagan                      -              -        10,000      15,000       $0            $0

Thomas G. Amon                           -              -        10,000      16,667       $0            $0

Edward R. Olson                          -              -        23,333      16,667       $0            $0

Mark H. Rafferty                         -              -        91,667      16,667       $0            $0

Edward C. Bursk                          -              -        37,033      36,667       $0            $0

Richard L. Apel                          -              -        16,667      33,333       $0            $0

William A. Grant                         -              -           -       100,000       $0            $0


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

Under the Employment Agreement, Mr. Madsen has been granted full control of and authority over the operations of the Company, subject to the general oversight of the Board, and the Current Directors agreed not to take any action inconsistent with their respective obligations thereunder. The Employment Agreement and the related actions resulted in an effective change in control of the Company away from Mr. Dennis to Mr. Madsen. The agreement, which currently expires on January 31, 1999, is renewable thereafter on a year to year basis.

In connection with the acquisition of Comstat, the Company entered into a three year Employment and Non Competition Agreement on February 13, 1997 with Richard Apel. The Agreement provided that Mr. Apel be employed by the Company in a senior management capacity at a salary of $110,000 per annum. The Agreement provided for termination by the Company on six months notice. On June 29, 1998, the Company exercised this termination right.

DIRECTOR COMPENSATION

Directors receive no cash compensation for their services as such, however, the Board of Directors has authorized payment of reasonable expenses incurred by non-employee directors in connection with attendance at meetings of the Board of Directors. Further, members of the Company's Board of Director are granted options to purchase common shares pursuant to the Company's 1992 Stock Option Plan. During fiscal year 1998, the Company granted options to purchase 10,000 shares of its common stock to both Edward R. Olson and Thomas G. Amon. The Chairman of the Board receives no compensation for serving in such capacity.


SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock with that of the cumulative total return of the NASDAQ Stock Market - US Index ("NASDAQ STOCK MRKT - US") and the NASDAQ Telecommunications Index ("NASDAQ TELECOM") for the five year period ended on April 30, 1998. The information below is based on an investment of $100, on April 30, 1993, in the Company's Common Stock, the NASDAQ STOCK MRKT - US and the NASDAQ TELECOM. The Company's Management consistently cautions that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

On June 9, 1998, the Company shares were delisted from the National Market System. Effective June 16, 1998, the Company's shares have been quoted on the OTC Bulletin Board.


Research Data Group                           Peer Group Total Return Worksheet


Fastcomm Communications Corp (FSCX)


                                                                 CUMULATIVE TOTAL RETURN
                                             -------------------------------------------------------------
                                               4/30/93   4/30/94   4/30/95   4/30/96   4/30/97   4/30/98

Fastcomm Communications Corp        FSCX         100       116        69       209        60        22
NASDAQ STOCK MARKET (U.S.)                       100       111       129       104       195       292
NASDAQ TELECOMMUNICATIONS                        100       119       124       170       154       295

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At July 8, 1998, there were 12,344,739 shares of Common Stock of the Company issued and outstanding. As of such date, options to purchase 1,360,911 shares of Common Stock were outstanding.

Each holder of shares of Common Stock, but not holders of unexercised options, is entitled to one vote per share on each matter, which may be presented at a meeting of shareholders. Cumulative voting is not allowed. The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "FSCX." On June 9, 1998, the Company's shares were delisted from the National Market System. Effective June 16, 1998, the Company's shares have been quoted on the OTC Bulletin Board under the same symbol.

The following table sets forth information regarding ownership of Common Stock of the Company at July 8, 1998, by each person who is known by management of the Company to own beneficially more than five percent of the Common Stock (setting forth the address of each such person), by each director, by the Named Executive Officers of the Company identified beneath "Item 11. Executive Compensation," and by all directors and executive officers of the Company as a group. Shares issuable on exercise of warrants or options exercisable within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of persons beneficially owning such warrants or options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

                                                          Amount and Nature
Name and address of Beneficial Owner                   of Beneficial Ownership      Percent of Class
------------------------------------                   -----------------------      ----------------
Peter C. Madsen (1)                                           813,086                    7.09%
     Sterling, Virginia

Robert C. Abbott                                              252,408 (2)                2.19%
     Reston, Virginia

William A. Flanagan                                           234,421 (3)                2.04%
     Sterling, Virginia

Edward R. Olson (1)                                            30,000 (4)                0.26%
     Reston, Virginia

Thomas G. Amon (1)                                             23,317 (5)                0.20%
       New York, New York

Edward C. Bursk                                                37,533 (6)                0.33%
     Centreville, Virginia

Mark H. Rafferty (1)                                          121,754 (7)                1.05%
     Centreville, Virginia

Richard L. Apel                                               163,250 (8)                1.42%
    Lawrenceville, Georgia
                                                         -------------            -------------
                                                            1,675,769                   14.58%



(1)  Director
(2)  Gives effect to 60,000 options owned by Abbott exercisable within 60 days.
(3) Gives effect to 15,000 options owned by Flanagan exercisable within 60 days.

(4)  Gives effect to 30,000 options owned by Olson exercisable within 60 days.
(5) Shares are owned by the Thomas G. Amon Pension and Profit Sharing Plans as to which Mr. Amon has no voting or investment power. Gives effect to 16,667 options owned by Amon exercisable within 60 days.
(6)  Gives effect to 37,033 options owned by Bursk exercisable within 60 days.
(7) Gives effect to 91,667 options owned by Rafferty exercisable within 60 days.
(8)  Gives effect to 16,667 options owned by Apel exercisable within 60 days.
(9)  Based upon 12,344,739 shares outstanding at July 8, 1998.



     The Company is unaware of any arrangement the operation of which could at a subsequent date result in a change in control of the Company.



     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year ended April 30, 1998, the Company sold approximately $13,000 of product under normal terms and conditions to Newbridge Networks Inc. ("Networks") a United States subsidiary of Newbridge Networks Corporation, a Canadian Telecommunications Company ("Newbridge"). FastComm sells to Newbridge Networks Corporation under net 30 day terms with prompt payment discounts. Such terms are consistent with that of similar customers. Title passes on shipment of product. Under the terms of the contract, Newbridge may return purchased and paid for (during the previous six month period) but unused products to FastComm for either warranty revalidation and/or revision level change (hardware or firmware). Peter C. Madsen, President, Chief Executive Officer and a director of the Company was a director of Newbridge through June, 1998.

     The Company paid the law firm of Amon & Sabatini $188,000 in the fiscal year ended April 30, 1998. Thomas G. Amon, a Director of the Company, since December 1994, is a partner of Amon and Sabatini.

     On February 13, 1997, FastComm entered into an agreement whereby it leased a facility in Georgia that is owned by Richard L Apel. Mr. Apel is a Vice President of the Company. The Company paid $87,000 to Mr. Apel in the fiscal year ended April 30, 1998. Also, in connection with the fiscal 1997 acquisition of Comstat, Mr Apel was loaned $300,000. The loan bears interest at 2 1/2 % above the prime lending rate.

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

         (b)      Reports on Form 8-K.

The Company filed one report on Form 8-K during the quarter ended April 30, 1998 relating to the outcome of the Davison litigation.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1998.


                                 FASTCOMM COMMUNICATIONS CORPORATION


                                 By:  /s/ Peter C. Madsen
                                     --------------------
                                     Peter C. Madsen
                                     President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on August 13, 1998.

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



         /s/ Peter C. Madsen
        -----------------------------------------          President (Principal Executive Officer)
                   Peter C Madsen                          and Director



         /s/ Mark H. Rafferty
        -----------------------------------------          Vice President - Finance, Treasurer and Director
                   Mark H. Rafferty                        (Principal Financial and Accounting Officer)



         /s/ Thomas G. Amon
        -----------------------------------------          Director
                   Thomas G. Amon


         /s/ Edward R. Olson
        -----------------------------------------          Director
                   Edward R. Olson


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