Form 10-Q
period 1998-08-01
FASTCOMM COMMUNICATIONS CORP
filed 1998-09-15
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended       August 1, 1998         .
                                     ------------------------------

[   ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the transaction period from                        to
                               ------------------------

--------------------------------

Commission file number        0-17168      .
                       --------------------

                       FASTCOMM COMMUNICATIONS CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


          Virginia                                     54-1289115
--------------------------------                 ---------------------
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

As of September 10, 1998, there were 12,343,442 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

No exhibits are filed with this report, which consists of 12 consecutively numbered pages.

                      FASTCOMM COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS


PART I              FINANCIAL INFORMATION                                                    Page No.
                                                                                             --------
        Item 1.     Financial Statements

                        Consolidated Statements of Operations
                        Fiscal quarters ended August 1, 1998
                         and August 2, 1997................................................     3

                        Consolidated Balance Sheets
                        August 1, 1998, and April 30, 1998.................................     4

                        Consolidated Statements of Cash Flows
                        Fiscal quarters ended August 1, 1998
                         and August 2, 1997................................................     5

                        Notes to Consolidated Financial Statements.........................     6

        Item 2.         Management's Discussion and Analysis of
                        Financial Conditions and Results of
                        Operations.........................................................  7-10

PART II                 OTHER INFORMATION

        Item 1. Legal Proceedings..........................................................    11

SIGNATURES.................................................................................    12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FASTCOMM COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Debtor in Possession)

                                   (unaudited)


                                                                              Fiscal quarter ended
                                                                    ------------------------------------------
                                                                         August 1               August 2,
                                                                          1998                    1997
                                                                    ------------------      ------------------

Revenue                                                                $  1,129,875           $  2,001,948

Expenses
        Cost of sales                                                       611,841                908,831
        Selling, general and administrative                               1,569,838              1,737,967
        Research and development                                            702,456                615,516
        Depreciation and amortization                                       115,187                127,542
        Litigation settlement                                                 7,970                      -
                                                                       ------------           ------------
Loss from operations                                                     (1,877,417)            (1,387,908)

Other income (expense)
        Other income                                                                                15,154
        Interest income                                                      10,189                 57,095
        Interest expense                                                    (27,866)               (64,683)
                                                                       ------------           ------------

Loss before reorganizional items                                         (1,895,094)            (1,380,342)

Reorganizational items
        Professional fees                                                   110,059                      -
        Interest earned on accumulated cash
        resulting from Chapter 11 proceeding                                 (5,154)                     -
                                                                       ------------           ------------
                                                                            104,905                      -
                                                                       ------------           ------------

Net loss                                                               $ (1,999,999)          $ (1,380,342)
                                                                       ============           ============

Loss per share:
             Basic:                                                          ($0.15)                ($0.14)
             Diluted:                                                        ($0.15)                ($0.14)

Weighted average number of shares
             Basic                                                       12,273,731             10,040,647
             Diluted                                                     12,273,731             10,040,647


      See accompanying notes to unaudited consolidated financial statements

                             FASTCOMM COMMUNICATIONS CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                                    (Debtor in Possession)

                                            ASSETS

                                                                                 August 1                April 30,
                                                                                  1998                      1998
                                                                             ----------------         --------------
                                                                               (unaudited)
Current assets
     Cash and cash equivalents                                                $  1,530,643              $  1,213,052
     Accounts receivable, net                                                    1,291,804                 3,126,100
     Inventories, net                                                            3,445,547                 3,118,195
     Prepaid and other                                                             332,041                   374,614
                                                                              ------------              ------------
                                                                                 6,600,035                 7,831,961


Property and equipment, net                                                        696,301                   775,457
Deferred financing costs                                                            57,258                    76,344
Notes receivable                                                                    26,400                    26,400
Goodwill, net                                                                      460,389                   482,144
Other assets                                                                        45,323                    33,723
                                                                              ------------              ------------
                                                                              $  7,885,706              $  9,226,029
                                                                              ============              ============


                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                         $    569,813              $  2,427,712
     Accrued payroll                                                               220,110                   308,109
     Other current liabilities                                                     367,100                   843,178
     Accrued litigation settlement                                                       -                 1,195,560
                                                                              ------------              ------------
                                                                                 1,157,023                 4,774,559

Liabilities subject to compromise  (a)                                           5,011,014

Convertible debentures                                                                   -                 1,205,299
                                                                              ------------              ------------
                                                                                 6,168,037                 5,979,858
                                                                              ------------              ------------

Shareholders' equity
     Common stock, $.01 par value,                                                 123,434                   120,488
     (25,000,000 shares authorized; 12,343,442and
     12,048,753 issued and outstanding)
     Additional paid in capital                                                 21,104,750                20,636,197
     Accumulated deficit                                                       (19,510,515)              (17,510,514)
                                                                              ------------              ------------
     Total shareholders' equity                                                  1,717,669                 3,246,171

                                                                              ------------              ------------
                                                                              $  7,885,706              $  9,226,029
                                                                              ============              ============

(a)  Liabilities subject to compromise

     Accounts payable                                                         $  3,052,185              $          -
     Accrued litigation settlement                                               1,203,530                         -
     Convertible debentures                                                        755,299                         -
                                                                              ------------              ------------
                                                                              $  5,011,014              $          -
                                                                              ============              ============

      See accompanying notes to unaudited consolidated financial statements

                       FASTCOMM COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Debtor in Possession)
                                   (unaudited)


                                                                          Fiscal quarter ended
                                                                  --------------------------------------
                                                                       August 1             August 2,
                                                                        1998                  1997
                                                                  -----------------     ----------------
Operating activities
    Net loss                                                        $(1,999,999)            $(1,380,342)

  Items not affecting cash
    Depreciation and amortization                                       115,187                 127,542
    Provision for doubtful accounts                                           -                 125,000
    Provision for inventory obsolescence                                      -                  75,000
    Non cash interest expense on debentures                              21,499                  62,500
    Amortization of deferred financing costs                             19,086                       -
    Provision for litigation loss                                         7,970                       -
  Changes in assets and liabilities
    Accounts receivable                                               1,834,297               1,184,809
    Inventories                                                        (327,352)               (608,472)
    Prepaid and other current assets                                     42,573                 (42,790)
    Other non current assets                                                  -                 (15,460)
    Accounts payable and accrued liabilities                            630,208                 430,118
    Other current liabilities                                           (11,600)                 17,863

                                                                    -----------             -----------
    Net cash used by operations                                         331,869                 (24,232)
                                                                    -----------             -----------

Investing activities
    Additions of property, plant and equipment                          (14,278)               (139,387)

                                                                    -----------             -----------
    Net cash used by investing activities                               (14,278)               (139,387)
                                                                    -----------             -----------

Financing activities
    Proceeds from the issuance of convertible debentures                      -               2,000,000
    Payment of deferred financing costs                                       -                (100,000)
    Net proceeds from exercise of options                                     -                  18,097
    Repayment of notes payable                                                -                 (29,000)

                                                                    -----------             -----------
    Net cash provided by financing activities                                 -               1,889,097
                                                                    -----------             -----------

Net increase in cash and equivalents                                    317,591               1,725,478

Cash and cash equivalents, beginning of period                        1,213,052               4,036,336
                                                                    -----------             -----------

Cash and cash equivalents, end of period                            $ 1,530,643             $ 5,761,814
                                                                    ===========             ===========

Supplemental Cash Flow Disclosure:
    Reorganizational items affecting cash

    Professional fees paid                                          $    85,000             $         -
    Interest received on accumulated cash
       resulting from Chapter 11 proceeding                              (5,154)                      -
                                                                    -----------             -----------
                                                                    $    79,846             $         -

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

In the opinion of Management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation and all such
adjustments are of a normal and recurring nature.    The results of operations
as presented in this report are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 1999.

The Company's fiscal year ends on April 30. For interim reporting purposes the interim fiscal quarters are closed on the first weekend following the calendar quarter end date, unless the quarter end date falls on a weekend, in which case such weekend is used as the interim fiscal quarter end. The quarter ended August 1, 1998, consisted of 93 calendar days as compared to 94 calendar days for the quarter ended August 2, 1997.

2.       EARNINGS (LOSS) PER SHARE
Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. For the quarters ended August 1, 1998 and August 2, 1997, the earnings per share calculation does not include common share equivalents in that the inclusion of such equivalents would be antidilutive.

3.       INVENTORIES
Inventories are valued at the lower of cost or market and consist of the following:

                                      August 1,           April 30,
                                        1998                1998
                                    -----------------------------------
     Production materials           $   2,120,106       $   1,547,922
     Work in process                      319,304             336,680
     Finished goods                     1,006,137           1,233,593
                                    -------------       -------------
                                    $   3,445,547       $   3,118,195
                                    =============       =============


4.      SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK
The quarter ended August 1, 1998, includes sales of $126,000 representing 11% of total revenues to one unrelated third party domestic corporation. As of August 1, 1998, accounts receivable includes $55,000 due from this corporation.

5.      INCOME TAXES
The Company has estimated its annual effective tax rate at 0% due to
uncertainty over the level of earnings in fiscal 1999.   Also, the Company has
net operating loss carryforwards for income tax reporting purposes for which no income tax benefit has been recorded due to uncertainty over generation of future taxable income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PETITION FOR REORGANIZATION UNDER CHAPTER 11

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. This filing was a direct result of enforcement activities by a judgment creditor. (See Part II. Item 1. Legal
Proceedings)   The Company has filed its Schedules and Statements of Financial
Affairs in accordance with the requirements of the Bankruptcy Code and is current with its monthly operating reports. The Company continues to operate under Bankruptcy Court protection from creditors while it develops a plan of reorganization.

Chapter 11 provides that, unless the court appoints a trustee, the Company has the exclusive right to file a plan of reorganization for the first 120 days subsequent to the filing of the petition (or for such longer or shorter period as the Bankruptcy Court may permit). The Company plans to exercise this right and is currently preparing its plan. Such plan is subject to the approval of the Bankruptcy Court. The approval of the plan is dependent on the Company's ability to demonstrate that it will be able to meet its obligations, return to profitability, generate positive cash flow or raise new capital. The Company can offer no assurance as to whether its plan will be approved, or that, if approved, the terms and conditions of the plan will be favorable to its creditors and shareholders.

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

FUTURE PROSPECTS

On a forward-looking basis, the Company anticipates improved sales of data based frame relay products. It is currently making changes to the Comstat product that will qualify this product for larger and enhanced distribution channels. The Company anticipates that sales related to its license agreement with KG Data will generate significant revenues commencing with the later part
of its fiscal year ended April 30, 1999.   The Company has changed its
organizational structure in an effort to reduce costs and anticipates lower sales and administration spending levels in the future.

The Company anticipates that it will require additional funding to meet future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties or by investments by strategic partners. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company.

The Company anticipates significant legal expenses associated with its reorganization and other legal affairs, however, it is unable to estimate the amount of such expenses at this time. Assuming the plan is approved, the Company anticipates a return to profitability in the latter part of its fiscal year ended April 30, 1999.

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

RESULTS OF OPERATIONS

REVENUE

                      Fiscal quarter ended
                 --------------------------------
                  August 1            August 2,
                    1998                1997
                 -----------         ----------

                 $1,129,875          $2,001,948

The Company believes that its filing a petition for reorganization under Chapter 11 has negatively impacted its ability to sell its products in the market place in the near term and it is unable to predict the effect this filing will have on future sales. The Company's selling efforts were further hindered by delays in certain foreign markets and planned volume orders.

Total revenues decreased $2,136,000 (65%) compared with that of the previous quarter and decreased $872,000 (44%) when compared with the corresponding quarter of the previous fiscal year. This decrease is primarily attributable to a decrease in unit sales of voice and data frame relay access devices ($365,000 in the current fiscal quarter as compared with $2,425,000 in the previous fiscal quarter and $1,268,000 in the first quarter of the previous fiscal year). Sales were further negatively impacted by reduced unit sales of Comstat product ($365,000 in the current fiscal quarter as compared with $721,000 in the previous fiscal quarter and $613,000 in the first quarter of the previous fiscal year). This decline was offset by a $115,000 increase in sales of data compression products.

The Company is engaged in discussions with several large resellers worldwide, each of which has multiple end user opportunities. The Company can give no assurance as to the outcome of such negotiations.

The quarter ended August 1, 1998, includes sales of $126,000 to one, unrelated, domestic corporation.

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


COST OF GOODS SOLD AND GROSS MARGIN

                                         Fiscal quarter ended
                                    --------------------------------
                                      August 1            August 2,
                                       1998                 1997
                                    ----------           -----------
             Cost of sales          $   611,841          $   908,831

             Gross margin                    46%                  55%

The decline in gross margin is primarily attributable to an increase in fixed manufacturing costs as a percentage of gross sales and an increase in the sale of voice frame relay access products as a percentage of gross sales. The voice products are produced by another manufacturer and as such generate a significantly lower gross margin when compared with that of data products. Gross margins were also negatively impacted by lower sales of data frame relay access products that generate relatively higher gross margins. The Company anticipates continued sales of voice frame relay products.

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES

                                        Fiscal quarter ended
                                   --------------------------------
                                     August 1            August 2,
                                       1998                1997
                                   -----------        -------------
                                   $ 1,569,838        $ 1,737,967

Selling, general and administrative expenses decreased $168,000 or (10%) when compared with that of the corresponding quarter in the previous fiscal year. This is primarily attributable to increased compensation costs offset by a decline in commission expenses associated with a decline in sales ($123,000 net); decreased advertising and promotion costs ($136,000); decreased travel costs ($25,000) and decreased bad debt expense ($130,000).

RESEARCH AND DEVELOPMENT EXPENSES

                                   Fiscal quarter ended
                                ------------------------------
                                  August 1         August 2,
                                    1998             1997
                                ------------     ------------
                                $  702,456       $   615,516

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

DEPRECIATION AND AMORTIZATION
The Company's autodialer patent was fully depreciated during the previous fiscal year, which accounts for the current quarter decline in depreciation and amortization.

REORGANIZATIONAL ITEMS
The Company incurred $115,000 in expenses associated with its reorganization under Chapter 11. Such expenses primarily consisted of legal fees and the costs of financial consulting services.

LIQUIDITY AND CAPITAL RESOURCES
At August 1, 1998, the Company had $1.5 million in cash. Working capital increased from $3.1 million at April 30, 1998 to $5.4 million at August 1, 1998. At August 1, 1998, the Company had a current ratio of 5.7 to one. The improvement in these measures of liquidity is attributable to the reclassification of pre petition accounts payable ($3,052,000), accrued litigation settlement ($1,203,000) and convertible debenture ($755,000) balances to liabilities subject to compromise.

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. This filing was a direct result of enforcement activities by a judgment creditor. (See Part II. Item 1. Legal Proceedings) The Company continues to operate under bankruptcy court protection from creditors while it develops a plan of reorganization.

As a result of this petition for reorganization, pre petition accounts payable ($3,052,000), accrued litigation settlement ($1,203,000) and convertible debenture ($755,000) balances were reclassified to liabilities subject to compromise.

The Company anticipates that it will require additional funding to meet future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties or by investments by strategic partners. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company.

During fiscal year 1997, the Company closed a $5 million private convertible debenture offering. The securities were purchased under Regulation D by institutional investors. Both the debenture and the related preferred stock earn a 5% dividend payable in common stock or cash at the option of the Company. The Company received $3 million from this offering in April 1997.
The remaining $2 million was received during the quarter ended August 2, 1997.


FIRST FISCAL QUARTER OF 1999 COMPARED TO FIRST FISCAL QUARTER OF 1998
The Company generated $332,000 in cash from operations during the quarter ended August 1, 1998. This compares favorably to $24,000 in cash used by operations during the corresponding quarter of the previous fiscal year. The $356,000 increase is primarily attributable to cash generated from accounts receivable and accounts payable balances offset by purchases of inventory and the $2,016,000 loss in the current fiscal quarter.

Cash used by investing activities totaled $14,000 in the current fiscal quarter.

Cash provided by financing activities is primarily attributable to $2,000,000 in proceeds received, in the corresponding quarter of the previous fiscal year, as part of the $5 million convertible debenture offering previously discussed.

INVENTORIES
The Company's inventory balances increased $327,000 in the current fiscal quarter. This increase is primarily attributable to increased frame relay
product subassemblies.   The Company's reserve for inventory obsolescence
totals $1,370,000. The Company believes it will be able to ship and/or liquidate its current inventory levels profitably and that its reserve for inventory obsolescence and excess inventory is adequate.

SHAREHOLDERS' EQUITY
Shareholders' equity decreased $1,544,000 in the current quarter. The decrease is attributable to the net loss in the current quarter offset by the conversion of $450,000 in convertible debentures to common stock.

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

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS
The United States Securities and Exchange Commission ("SEC") has conducted an inquiry pursuant to an order directing a private investigation relating to certain prior public disclosures and periodic reports of the Company. On April 7, 1998, the Company was informed by the staff of the SEC that the staff intends to recommend to the Commission that it be authorized to file a civil injunctive action against the Company and certain of its past and current officers for various violations of the federal securities laws. The Company continues to work with the SEC in an effort to settle this proposed action. No assurance can be given that the matter will be settled.

In 1997, Gary H. Davison a former officer and director of the Company commenced two lawsuits against the Company in the Circuit Court of Fairfax, Virginia, one for wrongful termination and the other for breach of contract. The breach of contract action involved claims for options to purchase 100,000 shares of stock and a $100,000 bonus. On February 17, 1998, a jury in Fairfax County awarded Mr. Davison $1,125,000 in damages and $163,233 in interest accrued from May 26, 1996 in this case. Accordingly, the Company recorded a loss provision for this amount in its third fiscal quarter ended January 31, 1998. Subsequently, this award was reduced by $100,000. The Company has filed a petition to appeal this decision with the Virginia Supreme Court and believes it has sufficient meritorious defenses to overturn this verdict. On August 27, 1998, Davison filed a brief in opposition to this petition for appeal.

The filing of the bankruptcy petition has stayed any activity on the second case. Davison has asked the Bankruptcy Court for leave to lift the stay and to transfer jurisdiction for the case to the Circuit Court in Fairfax, Virginia. The Company will vigorously oppose this request. A hearing on this matter is scheduled for September 22, 1998.

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

                                     FASTCOMM COMMUNICATIONS CORPORATION
                                     (Registrant)





Date: September 15, 1998             By:  /s/ Peter C. Madsen
                                         ---------------------------------------
                                         Peter C. Madsen
                                         President,  Chief Executive Officer
                                         and Chairman of the Board of Directors
                                          (Principal Executive Officer)







Date: September 15, 1998             By:  /s/ Mark H. Rafferty
                                         --------------------------------
                                         Mark H. Rafferty
                                         Vice President, Chief Financial Officer
                                         Treasurer  and Director
                                         (Principal Financial and Accounting
                                         Officer)