Form 10-Q
period 1998-10-31
FASTCOMM COMMUNICATIONS CORP
filed 1998-12-15
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       October 31, 1998          .
                              ----------------------------------

[   ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                         to
                               ------------------------

-----------------------------------

Commission file number        0-17168       .
                      -----------------------

                       FASTCOMM COMMUNICATIONS CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

         Virginia                                          54-1289115          .
--------------------------------                   -----------------------------
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

As of December 10, 1998, there were 12,506,826 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

No exhibits are filed with this report, which consists of 12 consecutively numbered pages.

                       FASTCOMM COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                                     Page No.
                                                                                      --------
    Item 1. Financial Statements

            Consolidated Statements of Operations
            Fiscal quarter and two fiscal quarters ended
            October 31, 1998 and November 1, 1997.........................................3

            Consolidated Balance Sheets
            October 31, 1998, and April 30, 1998..........................................4

            Consolidated Statements of Cash Flows
            Fiscal quarter and two fiscal quarters
            ended October 31, 1998 and November 1, 1997...................................5

            Notes to Consolidated Financial Statements....................................6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations..............................7-10

PART II     OTHER INFORMATION

    Item 1. Legal Proceedings............................................................11

SIGNATURES...............................................................................12

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      FASTCOMM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                        Fiscal quarter ended                       Two fiscal quarters ended
                                                ---------------------------------------    --------------------------------------
                                                   October 31,           November 1,          October 31,          November 1,
                                                      1998                  1997                 1998                 1997
                                                ------------------   ------------------    -----------------    -----------------

Revenue                                               $ 1,205,474          $ 1,502,224          $ 2,335,349          $ 3,504,172

Expenses
      Cost of sales                                       536,191              997,536            1,148,032            1,906,367
      Selling, general and administrative               1,171,876            1,770,134            2,741,714            3,508,101
      Research and development                            652,667              562,205            1,355,123            1,177,721
      Depreciation and amortization                       114,444              131,427              229,631              258,969
      Litigation settlement                                   -                    -                  7,970                  -

                                                ------------------   ------------------    -----------------    -----------------
Loss from operations                                   (1,269,704)          (1,959,078)          (3,147,121)          (3,346,986)

Other income (expense)
      Other income                                            -                 22,012                  -                 37,166
      Interest income                                       5,087               50,609               15,276              107,704
      Interest expense                                    (30,187)             (96,476)             (58,053)            (161,159)
      Imputed interest on debenture discount                  -               (330,000)                 -               (330,000)

Loss before reorganizational items                     (1,294,804)          (2,312,933)          (3,189,898)          (3,693,275)


Reorganizational items:
      Professional fees                                   216,875                  -                326,934                  -
      Interest earned on accumulated cash
      resulting from Chapter 11 proceeding                 (7,731)                 -                (12,885)                 -
                                                ------------------   ------------------    -----------------    -----------------

                                                          209,144                  -                314,049                  -

Net loss                                             $ (1,503,948)        $ (2,312,933)        $ (3,503,947)        $ (3,693,275)
                                                ==================   ==================    =================    =================
Loss per share
      Basic                                                ($0.12)              ($0.23)              ($0.29)              ($0.37)
      Diluted                                              ($0.12)              ($0.23)              ($0.29)              ($0.37)

Weighted average number of shares
      Basic                                            12,314,715           10,055,956           12,294,000           10,048,177
      Diluted                                          12,314,715           10,055,956           12,294,000           10,048,177


      See accompanying notes to unaudited consolidated financial statements

                       FASTCOMM COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        October 31,                     April 30,
                                                                           1998                            1998
                                                                   ----------------------           -------------------
                                                                        (unaudited)
Current assets
      Cash and cash equivalents                                              $   640,179                   $ 1,213,052
      Accounts receivable, net                                                 1,098,986                     3,126,100
      Inventories, net                                                         3,307,428                     3,118,195
      Prepaid and other                                                          310,424                       374,614
                                                                   ----------------------           -------------------
                                                                               5,357,017                     7,831,961


Property and equipment, net                                                      638,375                       775,457
Deferred financing costs                                                          38,172                        76,344
Notes receivable                                                                  26,400                        26,400
Goodwill, net                                                                    438,634                       482,144
Other assets                                                                      45,323                        33,723
                                                                   ----------------------           -------------------
                                                                             $ 6,543,921                   $ 9,226,029
                                                                   ======================           ===================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                       $   475,342                   $ 2,427,712
      Accrued payroll                                                            193,904                       308,109
      Other current liabilities                                                  642,855                       843,178
      Accrued litigation settlement                                                    -                     1,195,560
                                                                   ----------------------           -------------------
                                                                               1,312,101                     4,774,559


Liabilities subject to compromise (a)                                          4,911,014                             -

Convertible debentures                                                                 -                     1,205,299
                                                                   ----------------------           -------------------
                                                                               1,312,101                     5,979,858
                                                                   ----------------------           -------------------

Shareholders' equity
      Common stock, $.01 par value,                                              125,765                       120,488
      (25,000,000 shares authorized; 12,506,826 and
      12,048,753 issued and outstanding)
      Additional paid in capital                                              21,209,503                    20,636,197
      Accumulated deficit                                                    (21,014,462)                  (17,510,514)
                                                                   ----------------------           -------------------
      Total shareholders' equity                                                 320,806                     3,246,171

                                                                   ----------------------           -------------------
                                                                             $ 6,543,921                   $ 9,226,029
                                                                   ======================           ===================

(a)   Liabilities subject to compromise:

      Accounts payable                                                       $ 3,052,185                   $         -
      Accrued litigation settlement                                            1,203,530                             -
      Convertible debentures                                                     655,299                             -
                                                                   ----------------------           -------------------
                                                                             $ 4,911,014                   $         -
                                                                   ======================           ===================

      See accompanying notes to unaudited consolidated financial statements

                       FASTCOMM COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                    Fiscal quarter ended             Two fiscal quarters ended
                                                         -------------------------------------   ----------------------------------
                                                           October 31,          November 1,        October 31,        November 1,
                                                              1998                 1997              1998                1997
                                                         -----------------    ----------------   --------------     ---------------
Operating activities
    Net loss                                                $  (1,503,948)       $ (2,312,933)     $(3,503,947)        $(3,693,275)
  Items not affecting cash

    Depreciation and amortization                                 114,444             131,427          229,631             258,969
    Provision for doubtful accounts                                    14              15,000               14             140,000
    Provision for inventory obsolescence                           53,840             175,000           53,840             250,000
    Non cash interest expense on debentures                         7,084              62,500           28,583             125,000
    Amortization of deferred financing costs                       19,086                   -           38,172                   -
    Provision for litigation loss                                       -                   -            7,970                   -
    Imputed discount on convertible debentures                          -             330,000                -             330,000
  Changes in assets and liabilities
    Accounts receivable                                           192,804             291,549        2,027,101           1,476,358
    Inventories                                                    84,279            (413,106)        (243,073)         (1,021,578)
    Prepaid and other current assets                               21,617                (476)          64,190             (43,266)
    Other non current assets                                            -              (1,586)               -             (17,046)
    Accounts payable and accrued liabilities                     (120,677)            144,989          509,531             575,107
    Other current liabilities                                     275,755              38,310          264,155              56,173

                                                         -----------------    ----------------   --------------     ---------------
    Net cash used by operations                                  (855,702)         (1,539,326)        (523,833)         (1,563,558)
                                                         -----------------    ----------------   --------------     ---------------

Investing activities

    Additions of plant and equipment                              (34,762)           (115,880)         (49,040)           (255,267)

                                                         -----------------    ----------------   --------------     ---------------
    Net cash used by investing activities                         (34,762)           (115,880)         (49,040)           (255,267)
                                                         -----------------    ----------------   --------------     ---------------

Financing activities

    Proceeds from the issuance of convertible debentures                -                   -                -           2,000,000
    Payment of deferred financing costs                                 -                   -                -            (100,000)
    Net proceeds from exercise of options                               -               6,250                -              24,347
    Repayment of notes payable                                          -                   -                -             (29,000)

                                                         -----------------    ----------------   --------------     ---------------
    Net cash provided by financing activities                           -               6,250                -           1,895,347
                                                         -----------------    ----------------   --------------     ---------------

Net increase in cash and equivalents                             (890,464)         (1,648,956)        (572,873)             76,522

Cash and cash equivalents, beginning of period                  1,530,643           5,761,814        1,213,052           4,036,336
                                                         -----------------    ----------------   --------------     ---------------

Cash and cash equivalents, end of period                    $     640,179        $  4,112,858      $   640,179         $ 4,112,858
                                                         =================    ================   ==============     ===============

Supplemental cash flow disclosure:
    Reorganizational items affecting cash

    Professional fees paid                                  $     114,451        $          -      $   199,451         $         -
    Interest received on accumulated cash
       resulting from Chapter 11 proceeding                        (7,731)                  -          (12,885)                  -
                                                         -----------------    ----------------   --------------     ---------------
                                                            $     106,720        $          -      $   186,566         $         -
                                                         =================    ================   ==============     ===============

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

The Company's fiscal year ends on April 30. For interim reporting purposes the interim fiscal quarters are closed on the first weekend following the calendar quarter end date, unless the quarter end date falls on a weekend, in which case such weekend is used as the interim fiscal quarter end. The quarters ended October 31, 1998 and November 1, 1997 consisted of 91 calendar days.

2.     EARNINGS (LOSS) PER SHARE

Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. For the quarters ended October 31, 1998 and November 1, 1997, the earnings per share calculation does not include common share equivalents in that the inclusion of such equivalents would be antidilutive.

3.    INVENTORIES

Inventories are valued at the lower of cost or market and consist of the following:

                                  October 31,     April 30,
                                    1998            1998
                                ----------------------------
      Production materials       $ 1,890,535    $ 1,547,922
      Work in process                329,855        336,680
      Finished goods               1,087,038      1,233,593
                                ------------   -------------
                                 $ 3,307,428    $ 3,118,195
                                ============   =============

4.    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK

The quarter ended October 31, 1998 and the two fiscal quarters ended October 31, 1998 include sales of $466,000 and $560,000 respectively representing 36.5% and 23.3% of total revenues to one unrelated third party domestic corporation. As of October 31, 1998, accounts receivable includes $243,000 due from this corporation. As of the date of this report, accounts receivable includes $29,000 due from this corporation.

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

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

PETITION FOR REORGANIZATION UNDER CHAPTER 11

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. This filing was a direct result of enforcement activities by a judgment creditor. (See Part II. Item 1. Legal Proceedings) The Company has filed its Schedules and Statements of Financial Affairs in accordance with the requirements of the Bankruptcy Code and is current with its monthly operating reports. The Company continues to operate under Bankruptcy Court protection from its pre petition creditors.

Chapter 11 provides that, unless the court appoints a trustee, the Company has the exclusive right to file a plan of reorganization for the first 120 days subsequent to the filing of the petition (or for such longer or shorter period as the Bankruptcy Court may permit). The Company was granted an extension and, on October 21, 1998, it submitted its plan of reorganization to the Bankruptcy Court (the "Plan"). The Company is currently working on amendments which includes certain amendments requested by the creditors committee. The Plan is subject to the approval of the Bankruptcy Court. The approval of the Plan is dependent on the Company's ability to demonstrate that it will be able to meet its obligations, return to profitability, generate positive cash flow or raise new capital. The Company can offer no assurance as to whether its Plan will be approved, or that, if approved, the terms and conditions of the Plan will be favorable to its creditors and shareholders.

The Company currently plans to file its amended Plan no later than December 21, 1998 and hopes to emerge from Chapter 11 protection during January 1999.

THE COMPANY CAN OFFER NO ASSURANCE AS TO WHETHER THIS PLAN WILL BE APPROVED, OR THAT, IF APPROVED, THE TERMS AND CONDITIONS OF THE PLAN WILL BE FAVORABLE TO ITS CREDITORS AND SHAREHOLDERS. If the Company is unable to attain approval of its plan any creditor or party in interest may file a competing plan of reorganization. If the court approves such plan, control of the Company might transfer to the proponents of the competing plan. The Company is unaware of any efforts to prepare a competing plan of reorganization, however it can offer no assurances as to whether one might be prepared in the future.

FUTURE PROSPECTS

On a forward-looking basis and at such time as its plan of reorganization is approved by the court, the Company anticipates improved sales of data based frame relay products. Current and prospective customers have indicated that they are holding orders pending the outcome of the Chapter 11 proceeding. It is currently making changes to its Quick product line that will qualify this product for larger and enhanced distribution channels. The Company anticipates that sales related to its license agreement with KG Data will generate significant revenues commencing with the later part of its fiscal year ended April 30, 1999. The Company has changed its organizational structure and reduced headcount. As a result, spending levels have declined sharply.

The Company anticipates that it will require additional funding to meet operating requirements, future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties and by asset based lending facilities. The Company is in contact with asset based lenders. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company.

The Company anticipates significant legal expenses associated with its reorganization and other legal affairs. On a fiscal year to date basis, these costs totaled $327,000. The Company is unable to estimate future costs associated with these actions. Assuming the plan is approved, the Company anticipates a return to profitability, on a current operating basis, in the later part of its fiscal year ended April 30, 1999.

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

RESULTS OF OPERATIONS

REVENUE

                       Fiscal quarter ended            Two fiscal quarters ended
                    ---------------------------     -------------------------------
                     October 31,   November 1,        October 31,      November 1,
                       1998           1997               1998            1997
                    ------------  -------------     -------------    --------------
                     $1,205,474    $1,502,224        $2,335,349       $3,504,172


The Company believes that its filing a petition for reorganization under Chapter 11 has negatively impacted its ability to sell its products in the market place in the near term. The Company's selling efforts have been further hindered by delays in certain foreign markets, primarily Korea, and planned volume orders.

Total revenues increased $76,000 compared with that of the previous quarter and decreased $297,000 (20%) when compared with the corresponding quarter of the previous fiscal year. This decrease is primarily attributable to a decrease in unit sales of voice frame relay access devices ($38,000 in the current fiscal quarter as compared with $451,000 in the second fiscal quarter of the previous fiscal year). This decline was offset by a $144,000 increase in the sale of Quick products.

On a fiscal year to date basis, total revenues declined $1,169,000 compared with that of the corresponding period of the previous fiscal year. This decrease is primarily attributable to decreases in unit sales of data and voice frame relay access devices ($1,341,000) offset by an increase in unit sales of data compression products ($120,000).

The Company is engaged in discussions with several large resellers worldwide, each of which has multiple end user opportunities. The Company can give no assurance as to the outcome of such discussions.

The quarter ended October 31, 1998 and the two fiscal quarters ended October 31, 1998 include sales of $466,000 and $560,000 respectively representing 36.5% and 23.3% of total revenues to one unrelated third party domestic corporation.

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

COST OF GOODS SOLD AND GROSS MARGIN

                       Fiscal quarter ended        Two fiscal quarters ended
                    --------------------------   ------------------------------
                     October 31,   November 1,     October 31,     November 1,
                       1998          1997            1998            1997
                    ------------  ------------   --------------  --------------
Cost of sales        $ 536,191     $ 997,536      $ 1,148,032     $ 1,906,367

Gross margin               56%           34%              51%             46%

The increase in gross margin is primarily attributable to an increase in the sales of the Quick product line as a percentage of total sales. Quick products generate a relatively high gross margin, approximately 72%. Further, the Company recorded a $175,000 increase in its reserve for inventory obsolescence during the quarter ended November 1, 1997, which negatively impacted gross margin during that quarter.

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES

                      Fiscal quarter ended          Two fiscal quarters ended
                    -------------------------     -----------------------------
                     October 31,  November 1,      October 31,     November 1,
                        1998         1997            1998             1997
                    ------------  -----------     ------------    -------------
                     $ 1,171,876  $ 1,770,134     $ 2,741,714      $ 3,508,101


Selling, general and administrative expenses decreased $598,000 or (34%) when compared with that of the corresponding quarter in the previous fiscal year. This decrease is primarily attributable to reduced advertising and promotion costs ($242,000); reduced legal and professional fees ($226,000); reduced salary and related costs associated with a decline in headcount ($68,000) and reduced costs associated with the closing of the Company's Australia sales office ($20,000).

On a fiscal year to date basis, selling, general and administrative expenses decreased $766,000 or 22% when compared with that of the corresponding period of the previous fiscal year. This decrease is primarily attributable to reduced advertising and promotion costs ($378,000); reduced legal and professional fees ($226,000); reduced costs associated with the closing of the Company's Australia sales office ($40,000) and a decline in bad debt expense ($133,000).

RESEARCH AND DEVELOPMENT EXPENSES

                      Fiscal quarter ended        Two fiscal quarters ended
                   --------------------------    ---------------------------
                     October 31,  November 1,     October 31,    November 1,
                       1998         1997            1998            1997
                   -------------  -----------    ------------   ------------
                    $ 652,667      $ 562,205      $ 1,355,123   $ 1,177,721

Research and development expenditures consist primarily of hardware and software engineering, personnel expenses, subcontracting costs, equipment, prototypes and facilities. The increase in such expenses is primarily attributable to increased labor and material costs associated with new product development and new product prototypes associated with the KG Data/ChanlComm product line.

The markets for the Company's products are characterized by continuing technological change. Management believes that significant expenditures for research and development will continue to be required in the future.

DEPRECIATION AND AMORTIZATION

The Company's autodialer patent was fully depreciated during the previous fiscal year, which accounts for the decline in depreciation and amortization.

REORGANIZATIONAL ITEMS

During the quarter ended October 31, 1998, the Company incurred $217,000 in expenses associated with its reorganization under Chapter 11. On a fiscal year to date basis, these costs totaled $327,000. Such expenses primarily consisted of legal fees and the costs of financial consulting services.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998, the Company had $640,000 in cash. During the current fiscal quarter, working capital decreased from $5.4 million at August l, 1998 to $4.1 million at October 31, 1998. At October 31, 1998, the Company had a current ratio of 4.4 to one. These measures of liquidity have been positively benefited by the reclassification of pre petition accounts payable ($3,052,000), accrued litigation settlement ($1,203,000) and convertible debenture ($655,000) balances to liabilities subject to compromise.

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. This filing was a direct result of enforcement activities by a judgment creditor. (See Part II. Item 1. Legal Proceedings) The Company continues to operate under bankruptcy court protection from its pre petition creditors. On October 21, 1998, the Company submitted its plan of reorganization to the Bankruptcy Court and is currently working on amendments which includes certain amendments requested by the creditors committee.

As a result of this petition for reorganization, pre petition accounts payable ($3,052,000), accrued litigation settlement ($1,203,000) and convertible debenture ($655,000) balances were reclassified to liabilities subject to compromise.

The Company anticipates that it will require additional funding to meet operating requirements, future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties and by asset based lending facilities. The Company is in contact with asset based lenders. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company

SECOND FISCAL QUARTER OF 1999 COMPARED TO SECOND FISCAL QUARTER OF 1998

The Company used $856,000 in cash from operations during the quarter ended October 31, 1998. This compares favorably to $1,539,000 in cash used by operations during the corresponding quarter of the previous fiscal year. The $683,000 improvement is primarily attributable to a $809,000 reduction in the net loss for the quarter and reduced inventory purchases offset by funds used to satisfy accounts payable and a reduction in non cash expenses associated with depreciation and amortization, inventory and accounts receivable reserves and imputed interest on convertible debentures.

The Company purchased $35,000 in fixed assets during the current fiscal quarter.

TWO FISCAL QUARTERS ENDED OCTOBER 31, 1998 COMPARED TO TWO FISCAL QUARTERS ENDED NOVEMBER 1, 1997

Cash used by operations decreased from $1,564,000 in the two fiscal quarters ended October 31, 1998 to $524,000 in the two fiscal quarters ended November 1, 1997. This $1,040,000 improvement is primarily attributable to a $189,000 reduction in the net loss for the period, increased funds generated from accounts receivable and reduced inventory purchases offset by a reduction in non cash expenses associated with depreciation and amortization, inventory and accounts receivable reserves and imputed interest on convertible debentures.

The Company purchased $49,000 in fixed assets during the two fiscal quarters ended October 31, 1998.

Cash provided by financing activities is primarily attributable to $2,000,000 in proceeds received, in the corresponding quarter of the previous fiscal year, as part of a $5 million convertible debenture offering.

ACCOUNTS RECEIVABLE

The Company's accounts receivable balance decreased $193,000 in the current fiscal quarter and $2,027,114 on a fiscal year to date basis. This decline is primarily to reduced sales in the current fiscal and improved collection efforts.

INVENTORIES

The Company's gross inventory balance decreased $84,000 in the current fiscal quarter. The Company increased its reserve for inventory obsolescence by $54,000 to $1,424,000. The Company believes it will be able to ship and/or liquidate its current inventory levels profitably and that its reserve for inventory obsolescence and excess inventory is adequate.

SHAREHOLDERS' EQUITY

Shareholders' equity decreased $1,397,000 in the current quarter and $2,925,000 on a year to date basis. These decreases are attributable to the net losses incurred.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The United States Securities and Exchange Commission ("SEC") has conducted an inquiry pursuant to an order directing a private investigation relating to certain prior public disclosures and periodic reports of the Company. On April 7, 1998, the Company was informed by the staff of the SEC that the staff intends to recommend to the Commission that it be authorized to file a civil injunctive action against the Company and certain of its past and current officers for various violations of the federal securities laws. The Company continues to work with the SEC in an effort to settle this proposed action. While no assurances can be given that the matter will be settled, or if settled, the terms will be favorable to the Company, the Company is reasonably confident that it will reach settlement of this action in the 1999 fiscal year.

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

The Company has filed a petition to appeal this decision with the Virginia Supreme Court and believes it has sufficient meritorious defenses to overturn this verdict. On August 27, 1998, Davison filed a brief in opposition to this petition for appeal. The Virginia Supreme Court heard oral argument in support of FastComm's appeal petition on December 10, 1998.

The filing of the bankruptcy petition transferred the jurisdiction for the second case from the Circuit Court in Fairfax, Virginia to the Bankruptcy Court. Davison filed a motion asking that the Bankruptcy Court reverse this change in jurisdiction. This motion was opposed by both FastComm and the creditors committee and was denied by the Bankruptcy Court on October 29, 1998. A trial date of March 1, 1999 has been set for this case.

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. This filing was a direct result of enforcement activities by a judgment creditor, Gary H. Davison. The Company has filed its Schedules and Statements of Financial Affairs in accordance with the requirements of the Bankruptcy Court and is current with its monthly operating reports. Chapter 11 provides that, unless a trustee is appointed, the Company has the exclusive right to file a plan of reorganization for the first 120 days subsequent to the filing of the petition (or for such longer or shorter period as the Bankruptcy Court may permit). The Company was granted an extension and filed its plan on October 21, 1998. It is currently working on amendments which include certain amendments requested by the creditors committee. The disclosure hearing originally scheduled for December 1, 1998 has been postponed pending the submission of a revised plan of reorganization. It is anticipated that the amended plan will be filed no later than December 21, 1998.

The Company continues to operate under bankruptcy court protection from its pre petition creditors. It has commenced filing objections to certain creditor's proofs of claim and will shortly file to recover preference payments.

No other material legal proceeding to which the Company is party or to which the Company is subject is pending and no such proceeding is known by the Company to be contemplated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

FASTCOMM COMMUNICATIONS CORPORATION

                                            (Registrant)




Date: December 15, 1998                      By: /s/ Peter C. Madsen
Peter C. Madsen                                 ---------------------
President, Chief Executive Officer
and Chairman of the Board of Directors
 (Principal Executive Officer)



Date: December 15, 1998                      By: /s/ Mark H. Rafferty
Mark H. Rafferty                                ---------------------
Vice President, Chief Financial Officer
Treasurer and Director
(Principal Financial and Accounting Officer)