Form 10-Q
period 1999-01-30
FASTCOMM COMMUNICATIONS CORP
filed 1999-03-16
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       January 30, 1999
                               --------------------------------

[   ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transaction period from ________________  to  __________________

Commission file number        0-17168
                       ---------------------

                      FASTCOMM COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Virginia                                           54-1289115
  -------------------------------                           -------------------
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

As of February 26, 1999, there were 13,631,759 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

No exhibits are filed with this report, which consists of 12 consecutively numbered pages.

                       FASTCOMM COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION                                             Page No.
                                                                                    --------


         Item 1.  Financial Statements

                  Consolidated Statements of Operations
                  Fiscal quarter and three fiscal quarters ended
                  January 30, 1999 and January 31, 1998.................................3

                  Consolidated Balance Sheets
                  January 30, 1999 and April 30, 1998...................................4

                  Consolidated Statements of Cash Flows
                  Fiscal quarter and three fiscal quarters
                  ended January 30, 1999 and January 31, 1998...........................5

                  Notes to Consolidated Financial Statements  ..........................6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations......................7-10

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings....................................................11

SIGNATURES.............................................................................12

                       PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                  FASTCOMM COMMUNICATIONS CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                              Fiscal quarter ended                 Three fiscal quarters ended
                                                        -------------------------------          -------------------------------
                                                          January 30,       January 31,          January 30,         January 31,
                                                             1999              1998                 1999                1998
                                                        --------------    --------------         -----------         -----------
    Revenue                                              $1,701,812          $2,136,316           $4,037,161         $5,640,488

    Expenses
      Cost of sales                                       1,024,333           1,254,763            2,172,365          3,161,130
      Selling, general and administrative                 1,038,201           1,808,783            3,779,915          5,316,884
      Research and development                              522,862             587,710            1,877,985          1,765,431
      Depreciation and amortization                         115,850             148,269              345,481            407,238
      Litigation settlement                                     -             1,288,233                7,970          1,288,233
                                                       -------------        ------------         ------------       ------------
    Loss from operations                                   (999,434)         (2,951,442)          (4,146,555)        (6,298,428)

    Other income (expense)
      Other income                                              -                 2,000                  -               39,166
      Interest income                                           355              47,048               15,631            154,752
      Interest expense                                      (33,225)            (34,780)             (91,278)          (195,939)
      Imputed interest on debenture discount                    -              (220,000)                 -             (550,000)

    Loss before reorganizational items                   (1,032,304)         (3,157,174)          (4,222,202)        (6,850,449)


    Reorganizational items:
      Professional fees                                     217,224                 -                544,158                -
      Interest earned on accumulated cash
      resulting from Chapter 11 proceeding                   (2,000)                -                (14,885)               -
                                                       -------------        ------------         ------------       ------------
                                                            215,224                 -                529,273                -

    Net loss                                            $(1,247,528)        $(3,157,174)         $(4,751,475)       $(6,850,449)
                                                       =============        ============         ============       ============

    Loss per share
      Basic                                                  ($0.10)             ($0.31)              ($0.38)            ($0.68)
      Diluted                                                ($0.10)             ($0.31)              ($0.38)            ($0.68)

    Weighted average number of shares
      Basic                                              12,685,886          10,165,454           12,423,678         10,048,177
      Diluted                                            12,685,886          10,165,454           12,428,678         10,048,177

     See accompanying notes to unaudited consolidated financial statements

                      FASTCOMM COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           January 30,             April 30,
                                                               1999                   1998
                                                           -----------             ----------
                                                           (unaudited)
    Current assets
      Cash and cash equivalents                              $147,302              $1,213,052
      Accounts receivable, net                              1,172,826               3,126,100
      Inventories, net                                      2,738,880               3,118,195
      Prepaid and other                                       355,205                 374,614
                                                         -------------            ------------
                                                            4,414,213               7,831,961


    Property and equipment, net                               622,320                 775,457
    Deferred financing costs                                   19,086                  76,344
    Notes receivable                                           26,400                  26,400
    Goodwill, net                                             416,879                 482,144
    Other assets                                               41,453                  33,723
                                                         -------------            ------------
                                                           $5,540,351              $9,226,029
                                                         =============            ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities
      Accounts payable                                       $810,308              $2,427,712
      Accrued payroll                                         135,912                 308,109
      Other current liabilities                               570,412                 843,178
      Accrued litigation settlement                               -                 1,195,560
                                                         -------------            ------------
                                                            1,516,632               4,774,559

    Liabilities subject to compromise (a)                   4,455,715                     -

    Convertible debentures                                        -                 1,205,299
                                                         -------------            ------------
                                                            5,972,347               5,979,858
                                                         -------------            ------------

    Shareholders' equity
      Common stock, $.01 par value,                           136,318                 120,488
      (25,000,000 shares authorized; 13,631,759 and
      12,048,753 issued and outstanding)
      Additional paid in capital                           21,693,675              20,636,197
      Accumulated deficit                                 (22,261,989)            (17,510,514)
                                                         -------------            ------------
      Total shareholders' equity                             (431,996)              3,246,171
                                                         -------------            ------------
                                                           $5,540,351              $9,226,029
                                                         =============            ============

  (a) Liabilities subject to compromise:

      Accounts payable                                     $3,052,185                   $ -
      Accrued litigation settlement                         1,203,530                     -
      Convertible debentures                                  200,000                     -
                                                         -------------            ------------
                                                           $4,455,715                   $ -
                                                         =============            ============

     See accompanying notes to unaudited consolidated financial statements

                      FASTCOMM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                         Fiscal quarter ended
                                                               ----------------------------------------
                                                                January 30,                January 31,
                                                                   1999                       1998
                                                               ------------               -------------
   Operating activities
     Net loss                                                  $(1,247,528)                $(3,157,174)

   Items not affecting cash
     Depreciation and amortization                                 115,850                     148,269
     Provision for doubtful accounts                                47,954                      42,363
     Provision for inventory obsolescence                           26,160                      50,000
     Non cash interest expense on debentures                        39,426                      72,793
     Amortization of deferred financing costs                       19,086                         -
     Provision for litigation loss                                     -                     1,288,233
     Imputed discount on convertible debentures                        -                       220,000
   Changes in assets and liabilities
     Accounts receivable                                          (121,794)                   (345,440)
     Inventories                                                   542,388                     189,742
     Prepaid and other current assets                              (44,781)                    (97,322)
     Other non current assets                                        3,870                      (2,755)
     Accounts payable and accrued liabilities                      276,974                    (198,441)
     Other current liabilities                                     (72,443)                     99,746
                                                                -----------                ------------
     Net cash used by operations                                  (414,838)                 (1,689,986)
                                                                -----------                ------------

   Investing activities
     Additions of plant and equipment                              (78,039)                    (48,836)
                                                                -----------                ------------

     Net cash used by investing activities                         (78,039)                    (48,836)
                                                                -----------                ------------

   Financing activities
     Proceeds from the issuance of convertible debentures              -                           -
     Payment of deferred financing costs                               -                           -
     Net proceeds from exercise of options                             -                           -
     Repayment of notes payable                                        -                           -

                                                                -----------                ------------
     Net cash provided by financing activities                         -                           -
                                                                -----------                ------------
  Net increase in cash and equivalents                            (492,877)                 (1,738,822)

  Cash and cash equivalents, beginning of period                   640,179                   4,112,858
                                                                -----------                ------------

  Cash and cash equivalents, end of period                        $147,302                  $2,374,036
                                                                ===========                ============

  Supplemental cash flow disclosure:
     Reorganizational items affecting cash
     Professional fees paid                                        $58,120                     $   -
     Interest received on accumulated cash
        resulting from Chapter 11 proceeding                        (2,000)                        -
                                                                -----------                ------------
                                                                   $56,120                     $   -
                                                                ===========                ============

                                                                       Three fiscal quarters ended
                                                                     --------------------------------
                                                                       January 30,       January 31,
                                                                          1999              1998
                                                                     ---------------   --------------
   Operating activities
     Net loss                                                       $(4,751,475)           $(6,850,449)

   Items not affecting cash
     Depreciation and amortization                                      345,481                407,238
     Provision for doubtful accounts                                     47,968                182,363
     Provision for inventory obsolescence                                80,000                300,000
     Non cash interest expense on debentures                             68,009                197,793
     Amortization of deferred financing costs                            57,258                    -
     Provision for litigation loss                                        7,970              1,288,233
     Imputed discount on convertible debentures                             -                  550,000
   Changes in assets and liabilities
     Accounts receivable                                              1,905,307              1,130,918
     Inventories                                                        299,315               (831,836)
     Prepaid and other current assets                                    19,409               (140,588)
     Other non current assets                                             3,870                (19,801)
     Accounts payable and accrued liabilities                           786,505                376,666
     Other current liabilities                                          191,712                155,919
                                                                    ------------           ------------
     Net cash used by operations                                       (938,671)            (3,253,544)
                                                                    ------------           ------------

   Investing activities
     Additions of plant and equipment                                  (127,079)              (304,103)
                                                                    ------------           ------------
     Net cash used by investing activities                             (127,079)              (304,103)
                                                                    ------------           ------------

   Financing activities
     Proceeds from the issuance of convertible debentures                   -                2,000,000
     Payment of deferred financing costs                                    -                 (100,000)
     Net proceeds from exercise of options                                  -                   24,347
     Repayment of notes payable                                             -                  (29,000)

                                                                    ------------           ------------
     Net cash provided by financing activities                              -                1,895,347
                                                                    ------------           ------------

  Net increase in cash and equivalents                               (1,065,750)            (1,662,300)

  Cash and cash equivalents, beginning of period                      1,213,052              4,036,336
                                                                    ------------           ------------

  Cash and cash equivalents, end of period                             $147,302             $2,374,036
                                                                    ============           ============

  Supplemental cash flow disclosure:
     Reorganizational items affecting cash
     Professional fees paid                                            $257,571               $    -
     Interest received on accumulated cash
        resulting from Chapter 11 proceeding                            (14,885)                   -
                                                                    ------------           ------------
                                                                       $242,686               $    -
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

The Company's fiscal year ends on April 30. For interim reporting purposes the interim fiscal quarters are closed on the first weekend following the calendar quarter end date, unless the quarter end date falls on a weekend, in which case such weekend is used as the interim fiscal quarter end. The quarters ended January 30, 1999 and January 31, 1998 consisted of 91 calendar days.

2.        EARNINGS (LOSS) PER SHARE
Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. For the quarters ended January 30, 1999 and January 31, 1998, the earnings per share calculation does not include common share equivalents in that the inclusion of such equivalents would be antidilutive.

3.       INVENTORIES
Inventories are valued at the lower of cost or market and consist of the following:


                                        January 30,            April 30,
                                            1999                  1998
                                        ---------------------------------
Production materials                    $ 1,454,779           $ 1,547,922
Work in process                             224,493               336,680
Finished goods                            1,059,608             1,233,593
                                        -----------           -----------
                                        $ 2,738,880           $ 3,118,195
                                        ===========           ===========

4.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK
The quarter ended January 30, 1999 and the three fiscal quarters ended January 30, 1999 include sales of $732,000 and $1,292,000 respectively representing 44% and 33% of total revenues to one unrelated third party domestic corporation. As of January 30, 1999, accounts receivable includes $438,000 due from this corporation. As of the date of this report, accounts receivable includes $20,000 due from this corporation.

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

The Company has submitted its final Plan to the Bankruptcy Court. The Plan was subsequently endorsed by the committee of unsecured creditors. The Plan is subject to the approval of the Bankruptcy Court. Such approval is dependent on the Company's ability to demonstrate that it will be able to meet its obligations, return to profitability, generate positive cash flow or raise new capital. The Company can offer no assurance as to whether its Plan will be approved, or that, if approved, the terms and conditions of the Plan will be favorable to its creditors and shareholders.

A Plan confirmation hearing has been scheduled for March 19, 1999. At such time, the Company hopes to emerge from Chapter 11 protection.

THE COMPANY CAN OFFER NO ASSURANCE AS TO WHETHER THIS PLAN WILL BE APPROVED, OR THAT, IF APPROVED, THE TERMS AND CONDITIONS OF THE PLAN WILL BE FAVORABLE TO ITS CREDITORS AND SHAREHOLDERS. If the Company is unable to obtain approval of its plan any creditor or party in interest may file a competing plan of reorganization. If the court approves such plan, control of the Company might transfer to the proponents of the competing plan. The Company is unaware of any efforts to prepare a competing plan of reorganization, however it can offer no assurances as to whether one might be prepared in the future.

FUTURE PROSPECTS
On a forward-looking basis and at such time as its Plan is approved by the court, the Company anticipates improved sales of its products. Current and prospective customers have indicated that they are holding orders pending the outcome of the Chapter 11 proceeding. It is currently making changes to its Quick product line that will qualify this product for larger and enhanced distribution channels. The Company anticipates that sales related to its license agreement with KG Data will generate revenues commencing with the later part of its fiscal year ended April 30, 1999. The Company has changed its organizational structure and reduced headcount. As a result, spending levels have declined sharply.

The Company anticipates that it will require additional funding to meet operating requirements, future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties, by asset based lending facilities and through the exercise of in the money stock options and warrants. The Company has executed an agreement with an asset based lender whereby this lender will advance funds against approved accounts receivable. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company.

The Company anticipates significant legal and consulting expenses associated with its reorganization. On a fiscal year to date basis, these costs totaled $544,000. The Company is unable to estimate future costs associated with these actions. Assuming the Plan is approved, the Company anticipates a return to profitability, on a current operating basis, in the early part of its fiscal year ended April 30, 2000.

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

RESULTS OF OPERATIONS

REVENUE

                                    Fiscal quarter ended          Three fiscal quarters ended
                                ----------------------------   ---------------------------------
                                  January 30,   January 31,     January 30,        January 31,
                                      1999          1998            1999               1998
                                --------------  ------------   ---------------   ---------------
                                 $ 1,701,812    $ 2,136,316     $ 4,037,161         $ 5,640,488

The Company believes that its filing a petition for reorganization under Chapter 11 has negatively impacted its ability to sell its products in the market place in the near term.. The Company is engaged in discussions with several large resellers worldwide, each of which has multiple end user opportunities. The Company can give no assurance as to the outcome of such discussions.

Total revenues increased $496,000 (41%) compared with that of the previous quarter and decreased $435,000 (20%) when compared with the corresponding quarter of the previous fiscal year. The sequential quarter over quarter increase is primarily attributable to an increase in unit sales of voice and data frame relay access products ($482,000) and an increase in unit sales of data compression products ($82,000). The decline in the current quarter in comparison with that of the corresponding quarter of the previous fiscal year is primarily attributable to a decrease in unit sales of voice and data frame relay access devices ($645,000) offset by increased unit sales of data compression products ($262,000).

On a fiscal year to date basis, total revenues declined $1,603,000 compared with that of the corresponding period of the previous fiscal year. This decrease is primarily attributable to decreases in unit sales of data and voice frame relay access devices ($1,987,000) offset by an increase in unit sales of data compression products ($381,000).

The quarter ended January 30, 1999 and the three fiscal quarters ended January 30, 1999 include sales of $732,000 and $1,292,000 respectively representing 44% and 33% of total revenues to one unrelated third party domestic corporation..

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

COST OF GOODS SOLD AND GROSS MARGIN


                                    Fiscal quarter ended          Three fiscal quarters ended
                                ----------------------------   ---------------------------------
                                  January 30,   January 31,     January 30,        January 31,
                                      1999          1998            1999               1998
                                --------------  ------------   ---------------   ---------------
Cost of sales                    $ 1,024,333    $ 1,254,763     $ 2,172,365         $ 3,161,130

Gross margin                             40%            41%             46%                 44%

The gross margins are comparable on a current quarter and fiscal year to date basis.

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES

                                    Fiscal quarter ended          Three fiscal quarters ended
                                ----------------------------   ---------------------------------
                                  January 30,   January 31,     January 30,        January 31,
                                      1999          1998            1999               1998
                                --------------  ------------   ---------------   ---------------
                                 $ 1,038,201    $ 1,808,783     $ 3,779,915         $ 5,316,884

Selling, general and administrative expenses decreased $771,000 or (43%) when compared with that of the corresponding quarter in the previous fiscal year. This decrease is primarily attributable to reduced advertising and promotion costs ($76,000); reduced legal and professional fees ($414,000); reduced salary and related costs associated with a decline in headcount ($73,000) and reduced office and occupancy costs ($97,000)

On a fiscal year to date basis, selling, general and administrative expenses decreased $1,537,000 or 29% when compared with that of the corresponding period of the previous fiscal year. This decrease is primarily attributable to reduced advertising and promotion costs ($454,000); reduced legal and professional fees ($640,000); reduced office and occupancy costs including those associated with the closing of the Company's Australia sales office ($137,000) and a decline in bad debt expense ($133,000).

RESEARCH AND DEVELOPMENT EXPENSES


                                    Fiscal quarter ended          Three fiscal quarters ended
                                ----------------------------   ---------------------------------
                                  January 30,   January 31,     January 30,        January 31,
                                      1999          1998            1999               1998
                                --------------  ------------   ---------------   ---------------
                                 $   522,862    $   587,710     $ 1,877,985         $ 1,765,431

Research and development expenditures consist primarily of hardware and software engineering, personnel expenses, subcontracting costs, equipment, prototypes and facilities. The year to date increase in such expenses is primarily attributable to increased labor and material costs associated with new product development and new product prototypes associated with the KG Data/ChanlComm product line.

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

REORGANIZATIONAL ITEMS

During the quarter ended January 30, 1999, the Company incurred $217,000 in expenses associated with its reorganization under Chapter 11. On a fiscal year to date basis, these costs totaled $544,000. Such expenses primarily consisted of legal fees and the costs of financial consulting services.

LIQUIDITY AND CAPITAL RESOURCES

At January 30, 1999, the Company had $147,000 in cash. During the current fiscal quarter, working capital decreased from $4.1 million at October 31, 1998 to $2.9 million at January 30, 1999. At January 30, 1999, the Company had a current ratio of 2.9 to one. These measures of liquidity have been positively benefited by the reclassification of pre petition accounts payable ($3,052,000), accrued litigation settlement ($1,204,000) and convertible debenture ($200,000) balances to liabilities subject to compromise.

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

As a result of this petition for reorganization, pre petition accounts payable ($3,052,000), accrued litigation settlement ($1,204,000) and convertible debenture ($200,000) balances were reclassified to liabilities subject to compromise.

The Company anticipates that it will require additional funding to meet operating requirements, future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties, by asset based lending facilities and through the exercise of in the money stock options and warrants. The Company has executed an agreement with an asset based lenders whereby this lender will advance fund against approved accounts receivable. The Company can give no assurance as to whether it will be able to conclude other financing arrangements, or that, if concluded, they will be on terms favorable to the Company

THIRD FISCAL QUARTER OF 1999 COMPARED TO THIRD FISCAL QUARTER OF 1998
The Company used $415,000 in cash from operations during the quarter ended January 31, 1999. This compares favorably to $1,690,000 in cash used by operations during the corresponding quarter of the previous fiscal year. The $1,275,000 improvement is primarily attributable to a $1,909,000 reduction in the net loss for the quarter, reduced inventory purchases and reduced payments to vendors offset by increased accounts receivable balances and a reduction in non cash expenses associated with imputed interest on convertible debentures and reserve for litigation loss.

The Company purchased $78,000 in fixed assets during the current fiscal quarter.

THREE FISCAL QUARTERS ENDED JANUARY 30, 1999 COMPARED TO THREE FISCAL QUARTERS ENDED JANUARY 31, 1998
Cash used by operations decreased from $3,254,000 in the three fiscal quarters ended January 31, 1998 to $939,000 in the three fiscal quarters ended January 30, 1999. This $2,315,000 improvement is primarily attributable to a $2,098,000 reduction in the net loss for the period, increased funds generated from accounts receivable, reduced inventory purchases and increased accounts payable balances offset by a reduction in non cash expenses associated with imputed interest on convertible debentures reserve for litigation loss.

The Company purchased $127,000 in fixed assets during the three fiscal quarters ended January 30, 1999.

Cash provided by financing activities is primarily attributable to $2,000,000 in proceeds received, in the previous foscal year, as part of a $5 million convertible debenture offering.

ACCOUNTS RECEIVABLE
The Company's accounts receivable balance increased $122,000 in the current fiscal quarter and declined $1,905,000 on a fiscal year to date basis. This fiscal year to date decline is primarily to reduced sales in the current fiscal and improved collection efforts.

INVENTORIES
The Company's gross inventory balance decreased $542,000 in the current fiscal quarter. The Company increased its reserve for inventory obsolescence by $26,000 to $1,450,000. The Company believes it will be able to ship and/or liquidate its current inventory levels profitably and that its reserve for inventory obsolescence and excess inventory is adequate.

SHAREHOLDERS' EQUITY
Shareholders' equity decreased $754,000 in the current quarter and $3,678,000 on a year to date basis. These decreases are attributable to the net losses incurred offset by conversions of debentures into equity.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. The Company has submitted its final Plan of Reorganization to the Bankruptcy Court. The Plan, which was subsequently endorsed by the committee of unsecured creditors, is subject to the approval of the Bankruptcy Court. A Plan confirmation hearing is scheduled for March 19, 1999. Shortly thereafter, the Company hopes to emerge from Chapter 11 protection.

The United States Securities and Exchange Commission ("SEC") has conducted an inquiry pursuant to an order directing a private investigation relating to certain prior public disclosures and periodic reports of the Company. The Company continues to work with the SEC in an effort to settle this matter. While no assurances can be given that the matter will be settled, or if settled, the terms will be favorable to the Company, the Company is reasonably confident that it will reach settlement of this action in the 1999 calendar year.

In 1997, a former officer and director of the Company commenced two lawsuits against the Company in the Circuit Court of Fairfax, Virginia, one for wrongful termination and the other for breach of contract. The breach of contract action resulted in an adverse award of damages against the Company of approximately $1,200,000 in February 1998. The filing of the bankruptcy petition transferred the jurisdiction for the second case from the Circuit Court in Fairfax, Virginia to the Bankruptcy Court. The Company and the claimant have filed papers with the Bankruptcy Court seeking approval of a settlement and compromise of both cases.

No other material legal proceeding to which the Company is party or to which the Company is subject is pending and no such proceeding is known by the Company to be contemplated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

FASTCOMM COMMUNICATIONS CORPORATION
                                                   (Registrant)



Date: March 16, 1999                             By:   /s/ Peter C. Madsen
Peter C. Madsen                                      ---------------------------
President,  Chief Executive Officer
and Chairman of the Board of Directors
 (Principal Executive Officer)




Date: March 16, 1999                            By:    /s/ Mark H. Rafferty
Mark H. Rafferty                                    ---------------------------
Vice President, Chief Financial Officer
Treasurer  and Director
(Principal Financial and Accounting Officer)