Form 10-K405
period 1999-04-30
FASTCOMM COMMUNICATIONS CORP
filed 1999-07-28
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from                  to
                                      ----------------    -----------------

                         Commission File Number: 0-17168

                       FASTCOMM COMMUNICATIONS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          VIRGINIA                                         54-1289115
-------------------------------                      ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)

     45472 HOLIDAY DRIVE
      STERLING, VIRGINIA                                      20166
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


--------------
        Registrant's Telephone Number, including area code: 703/318-7750

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on July 8, 1999, was $13,796,746 (13,526,222 shares times $1.02). As of July 8, 1999, there were 16,484,159 shares of the Common Stock of the registrant outstanding.

                       FASTCOMM COMMUNICATIONS CORPORATION

                                      INDEX


                                      PART I.                                                             PAGE
Item 1.     Business.                                                                                        3
Item 2.     Properties.                                                                                     11
Item 3.     Legal Proceedings.                                                                              11
Item 4.     Submission of Matters to Vote of Security Holders.                                              11


                                      PART II.                                                            PAGE


Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.                          12
Item 6.     Selected Financial Data.                                                                        15
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.          16
Item 8.     Financial Statements and Supplementary Data.                                                    24
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.           25


                                      PART III.                                                           PAGE


Item 10.    Directors and Executive Officers of the Registrant.                                             26
Item 11.    Executive Compensation.                                                                         27
Item 12.    Security Ownership of Certain Beneficial Owners and Management.                                 32
Item 13.    Certain Relationships and Related Transactions.                                                 33


                                      PART IV.                                                            PAGE


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                               34

                                     PART I.

ITEM 1.     BUSINESS

INTRODUCTION

FastComm Communications Corporation ( the "Company" or "FastComm"), designs, develops, and manufactures network routing and switching equipment, controllers and processors for Internet and frame relay networks, mainframe communications controllers for IBM mainframe environments, multi-protocol access controllers for Unisys users and an advanced voice/fax/video/data convergence routers for enterprise and carrier users. The Company provides optimal migration paths for legacy networks moving toward newer IP (Internet Protocol) routing technologies. FastComm provides customers with modern networking technology as a cost-efficient means of bridging old networks to new networks. FastComm prides itself on its ability to customize private networks to attain the specific needs of their customers. Its customer base includes state and federal agencies, telephone companies and domestic and multi-national corporations.

The Company's strategy is to produce high quality value-added network routing and switching equipment--that are the easiest to install, use, and maintain--for several market segments: Legacy-to-LAN transition, Internet/Intranet access, and Voice/Fax and Data integration. The Company targets business customers primarily, and designs its products for volume sales through third party resellers such as network product and service dealers, systems integrators, telephone carriers, PTT's, and original equipment manufacturers ("OEM's"). These resellers form a primary distribution channel for the Company and also provide installation and maintenance services in the United States and internationally.

The Company was incorporated as MicroTel, Inc. under the laws of the Commonwealth of Virginia in May 1983. The Company changed its name to Data Safe Incorporated in February 1984; to Electronic Vaults, Inc., in August 1984; and to FastComm Communications Corporation, in October 1987.

During the fiscal year ended April 30, 1997, the Company acquired Comstat Datacomm Corporation, ("CDC or Comstat"), a Georgia corporation engaged in the data communications business. (See Item 7. Business Acquisitions).

In May 1998, FastComm obtained an exclusive license from KG Data Systems, Inc., ("KG Data") to manufacture, market and sell that firm's ChanlComm(R) product line, a replacement for channel attached front end processors in IBM based mainframe networks. Effective March 31, 1999, FastComm acquired all of the assets and assumed certain liabilities of KG Data. This business is now internally identified as the Mainframe Communications Division. (See Item 7. Future Prospects).

Prior to June 9, 1998, FastComm shares were traded publicly on the NASDAQ National Market under the symbol FSCX. On June 9, 1998, the Company's shares were delisted from the National Market System. Effective June 16, 1998, the Company's shares have been quoted on the OTC Bulletin Board under the same symbol.

PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF THE FEDERAL BANKRUPTCY LAWS

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. This filing was a direct result of enforcement activities by a judgment creditor. All litigation related to this matter has been settled. On March 30, 1999, the Company's Plan of Reorganization was approved by the Bankruptcy Court and the Company emerged from Chapter 11. The Plan of Reorganization became effective on April 12, 1999. (See Item 3. Legal Proceedings) The Plan provides for cash and debenture payments equal to 100% of each allowed claim. The positions of all common shareholders are preserved.

Pursuant to the Plan, Class 1 creditors representing existing holders of convertible debentures, are required to convert their debt to equity on or before October 12, 1999. Claims of unsecured creditors, below $1,000, were repaid in cash on or before April 30, 1999. Claims of unsecured creditors greater than $1,000 were satisfied by two cash payments totaling 25% of the allowed claim. The Company issued debentures to these unsecured creditors for the remaining 75% of their allowed claims. The claim of Gary Davison related to the judgement of $1,195,560 obtained against the Company was reduced to $900,000 and allowed as an unsecured nonpriority claim. The Company then dismissed its appeal of the state court verdict underlying the Davison claim and Davison withdrew a second claim of $2,350,000 related to a pending trial on another matter associated with his dismissal from the Company. Prior to confirmation of the Plan, the Company's President assumed the allowed claim, the effect of which is the amount due Davison will now be paid to him.

DESCRIPTION OF BUSINESS

NETWORKING INDUSTRY

The networking industry encompasses a broad range of communications services and equipment. Communications in the form of voice, fax, data-- Internet traffic, electronic mail, on-line transaction processing, imaging, video teleconferencing, are transmitted across wide-area communication networks. As demand for these information services grows, communication networks expand in terms of the number of sites and users, the number of formats and types of information, and the volume and speed of information to be communicated by each user.

The network products industry categories that FastComm addresses divides itself into three major areas:

1. BACKBONE COMPONENTS AND SYSTEMS, consisting of large switches and multiplexers that manage wide area network (WAN) transmission lines that provide connectivity for these devices. Public network service providers purchase backbone components for their central offices, often identified as Point of Presence (POP). Private networks install them at headquarters, major regional centers, and the largest branch locations.

2. REMOTE ACCESS DEVICES, typically smaller equipment located in branch and remote offices, attached to the backbone network through a single digital telephone line. An access device may be part of a local area network (LAN) within a building or directly connect to a telephone line for outside access.

3. MAINFRAME COMMUNICATION CONTROLLERS, are devices that interface to IBM mainframe computers through very high-speed channels. These controllers have the same channel connections as tape drives, disk drives and high speed printers and typically are located in environmentally controlled rooms designed for large mission-critical data processing operations. For more than 25 years, IBM has been the custodian of its System Network Architecture (SNA) and corresponding Network Control Program (NCP) products and services. These controllers are designed to communicate at various speeds to remote locations only.

FASTCOMM'S PRODUCTS

The Company's products address all three areas of the network products industry. Its frame relay access devices, WEBrouter (R), Quick and MetroLAN serve as remote access devices. The GlobalStack provides a backbone system solution. The ChanlComm (R) serves the mainframe communications controller marketplace.

MULTIPORT / MULTIPROTOCOL FRAME RELAY ACCESS DEVICES
The majority of the Company's revenue comes from the sale of frame relay access devices (FRAD's) and multiprocol access routers FastComm FRADs provide cost effective access to Frame Relay networks with support for a variety of LAN and LEGACY protocols including TCP/IP, SLIP, PPP, IPX, HDLC (Bit Sync), SNA RFC-1490, BISYNC, Burroughs Poll/Select, Telnet Client & Sever, X.25 Switching, XXX PAD, Annex-G, Frame Relay Switching, AppleTalk, ALC, and Async. All FRADs include an integral CSU/DSU or high speed serial network interface, support remote configuration and management via Telnet and SNMP, and comply with industry standard RFC1490 for internetworking with routers. The Fastconnect(TM) feature allows a Fastcomm FRAD to automatically learn the network management protocol, DLCIS and its IP address for management. This allows a network manager to ship an unopened FRAD to a remote site, have a non-technical person plug it in, and from the central site, access the FRAD via Telnet to complete the configuration.

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

The Company's FRADs, which also function as routers, connect PCs, workstations, local area networks ("LAN"), and host computers to a frame relay service. Data formats on FastComm FRADs are compatible with standard routers for the most important LAN protocols: IP, IPX, and AppleTalk(TM). A solution comprised of mixing FRADs at some sites with routers at others is less expensive than deploying routers everywhere. Certain Internet service providers (ISPs) offer FastComm routers as part of their product package, with frame relay service between the ISP site and those customers who require full time Internet access or to maintain a site on the World Wide Web.

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

     - FastConnect(TM) allows a FastComm FRAD to learn how the frame relay network switch is configured.
     - FastConfig(TM) allows an EtherFRAD(TM), RingFRAD(TM) or WEB.router(R) to learn its IP addressing.
     - Save and restore configurations between the FRAD or WEB.router(R) and a management station

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

3. A menu system on a dedicated port, for management and configuration, guides a user to select and set options for the installation process or to perform maintenance procedures. It also offers easy access to management information and statistics. Many competitors, in contrast, typically offer only a command line, which requires the user to learn and manually enter exact commands in the proper format and order. This is a slow, error prone and costly process.

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

Additional customer interest has been expressed in the direct Ethernet LAN port on the EtherFRAD(TM) models, the Token Ring port in RingFRAD(TM) models. The Company also offers a Basic Rate Interface (BRI) module to attach to the ISDN (Integrated Services Digital Network), a digital telephone service. This module becomes part of an EtherFRAD.

Voice over frame relay became popular during fiscal 1997. In response, the Company introduced the VoiceFRAD(TM) a multiport/multiprotocol voice over frame relay access device. FastComm VoiceFRADs(TM) provide cost effective data and voice access over frame relay networks and support a variety of standard voice interfaces. Voice is digitized and compressed using a CELP algorithm that produces high voice quality at compression ratios of 8:1 and more. In response to a request from its then largest customer, the Company had been reselling a voice product manufactured by another vendor. Typically, arrangements such as this produce minimal gross margins. In order to rectify this situation, the Company is developing its own integrated voice/data product for sale in the current fiscal year. These products, the GlobalStack and MetroLAN, are expected to generate gross margins significantly greater than those generated by the Company's previous voice based offerings.

WEB.ROUTER(R)_
The WEB.router(R) product, a low cost Internet access router, provides the Company's solution for Internet access over frame relay. The Internet and its World Wide Web are usually accessed over a dialed up connection or a leased line carrying the Internet Protocol (IP) in a format called Point to Point Protocol
(PPP). With the large number of new Internet users, service providers are finding frame relay an efficient way to offer connections to many customers over a single data line at the ISP's site. WEB.router(R) devices were designed for Intranet applications of World Wide Web technology (within companies) as well as general Internet access.

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

GLOBALSTACK
The GlobalStack-EX voice/fax/data/video router combines digital and analog voice from switches, PBXs, key systems, and remote telephones with LAN/legacy data and transports it over switched or dedicated digital networks. With digital T1, E1, ISDN BRI and PRI interfaces, frame relay interfaces for data equipment, an Ethernet port, and FastComm's routing software, the GlobalStack-EX is the perfect solution for integrating voice/fax/data and multimedia throughout the enterprise network. The GlobalStack-EX satisfies large regional and central site office and POP locations where a confluence of communication mediums converge. The GlobalStack-EX is compliant with FRF.11, supporting voice compression (with silence suppression) and allows up to 30 voice channels to be transported in less than 300Kbps. Bandwidth is dynamically allocated between voice/video/data so that LAN traffic may continually adapt to fill the unused bandwidth.

METROLAN
The MetroLAN router combines analog voice from switches, PBXs, key systems, telephones, and the PSTN with LAN/legacy data & multimedia and transports it over switched or dedicated digital networks. MetroLAN satisfies the needs of small office/branch office that require optimum phone line performance. With FastComm's routing software, three analog voice ports, two data equipment serial interfaces and an Ethernet port, the MetroLAN is the perfect solution for voice/fax/data and video applications.

The MetroLAN is compliant with FRF.11, supporting voice compression (with silence suppression) which allows up to 3 voice channels to be transported in less than 30Kbps. Bandwidth is dynamically allocated between voice/video/data so that LAN traffic may continually adapt to fill the unused bandwidth.

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

QUICK PRODUCT LINE
The Quick II targets Unisys A and C-series mainframe customers who have been using legacy CP2000 equipment. Unisys sells and supports the Quick II to customers who require cost-effective network solutions for communication between legacy mainframe, peripheral and LAN applications. FastComm supports over 100 protocol variations which legacy equipment users depend on for seamless operations. The foundation of the Quick II is based on FastComm's streamline FRADs and WEB.router, which adds to the ease of support and configuration management. Sales of Quick II products totaled $1,748,000 during the fiscal year ended April 30, 1999.

CHANLCOMM(R) MAINFRAME COMMUNICATIONS PROCESSOR
During fiscal 1999, the Company began to market the ChanlComm(R) product family as a replacement for the front end processor ("FEP") in IBM mainframe computer networks. The ChanlComm(R) takes its name from being "channel attached" to a main computer, bypassing the typical front end processor installed to handle communications lines. This product is now shipping with serial (SDLC) interfaces for wide area network lines (point to point and multidrop). The product development plan includes the addition of a direct frame relay interface, full IP routing, along with other capabilities and protocols. The current 16 port capacity will be expanded to at least 256 ports this fiscal year. In certain applications, the ChanlComm(R) at the host computer will communicate with FastComm FRADs or routers at remote sites, creating "pull through" business for the Company.

NEW PRODUCT DEVELOPMENT

The Company invests heavily in research and development ("R&D") and expects such investment to continue.

Recorded expenses for research and development have been as follows:

         FY 1999  $2,388,000            51% of revenue
         FY 1998  $2,255,000            25% of revenue
         FY 1997  $2,042,000            18% of revenue

The purchase of KG Data involves continuing product development on the ChanlComm(R) communications processors. The work plan includes the addition of several protocol variants, including a frame relay network interface, and expansion of overall capacity.

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

BACKLOG

Because of its quarterly design and build cycle, the Company builds and fills to the extent possible all of its customer orders within the fiscal quarter of receipt. Backlog of undeliverable orders is usually not significant. Management believes that the Company's backlog as of any given date is not necessarily indicative of actual revenues for any succeeding period.

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

MARKETING AND SALES

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. The Company believes that this filing negatively impacted its ability to sell its product in the market place during fiscal year 1999. The Company emerged from bankruptcy on March 30, 1999. The Company cannot predict the effect, if any, this filing will have on future sales.

DOMESTIC
FastComm sells its frame relay products primarily via indirect channels such as value added resellers, systems integrators, major telephone companies, PTT's, OEM's and distributors. These entities provide the installation and local maintenance support required by end-user customers

Unisys sells the Quick II directly to their customer base as a reseller of FastComm. The Company sells the ChanlComm(R) products directly to end users and will continue to do so until reseller relationships are developed. The Company also provides direct technical support for all customers.

As of July 1999, the most active resellers of the Company's products include, Anicom, C&L Communications, GTE Corporation, Unisys and Computer Services Inc. These resellers, along with those less active and not mentioned, issue firm purchase orders to the Company, take volume shipments against these orders and resell the FastComm product to smaller dealers and end users. Title to product transfers upon shipment by the Company.

During fiscal years 1999 and 1998, sales to Alcatel Data Networks accounted for 28% and 32% of total sales. During fiscal year 1997 sales to System One Corporation and GTE Telephone Operations accounted for 29% and 16% of sales, respectively. On March 29, 1999, the Company terminated its contract with Alcatel, effective June 28, 1999.

There were no Government contracts during the fiscal year that were subject to renegotiation of profits or termination.

INTERNATIONAL
In the international marketplace, independent distributors represent the Company in more than 30 countries. These firms are most often locally owned and managed, which gives them an important presence in their markets. Terms of international distribution agreements are similar to domestic agreements and grant to the distributor similar stock adjustment/rotation and stock update rights. In most cases, a distributor obtains non-exclusive rights to all FastComm products for a specific geographic area. In 1999, 1998 and 1997, the Company had export sales to foreign customers totaling $1,800,000, $3,292,000 and $846,000, respectively. The majority of the sales to Alcatel Data Networks are for export, primarily to Latin America and Asia. During fiscal year 2000, the Company is placing significant emphasis on international selling opportunities. The Company has increased its international sales force and executed reseller contracts with four new distributors. The Company is in preliminary discussions with significant end user customers in Mexico, Peru and Brazil. In that such discussions are in the preliminary stages, no assurance can be made as to the outcome of these discussions. In most instances, the Company requests confirmed letters of credit, issued in advance, as payment for international sales.

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

The Company limited its advertising expenditures during fiscal year 1999. Such expenditures will increase during fiscal year 2000.

COMPETITION

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

VOICE OVER FRAME RELAY: Most FRAD vendors now ship FRADs with voice capability, and several have gained reputations for voice. The initial shipments of FastComm VoiceFRAD(TM) product occurred during late FY 1997. The Company, previously acquired VoiceFRADS from an Australian manufacturer and resold this product under both its own name and that of customers. This was done at the request of Alcatel. As part of its reorganization, the Company rejected this supply contract and will meet the needs of this marketplace with its GlobalStack and MetroLAN product lines.

UNISYS MAINFRAME MARKET: The users of the Quick II product are those with older Unisys mainframe computers that were designed to communicate using the Poll/Select protocol on leased lines. Progress in computers and communications technologies will force these networks to a more modern transmission format, typically frame relay or Internet Protocol (IP). FastComm supports both migration strategies with the Quick II, which replaces the CP 2000. The Quick II is sold and supported by Unisys personnel as well as certain other FastComm resellers.

IBM MAINFRAME MARKET: The ChanlComm(R) is one of the very few communications devices that attach directly to the mainframe computer via the block or byte channel (bus and tag connectors). No other FRAD vendor offers a channel-attached device. Among router vendors, only Cisco has announced a channel attachment option to their larger router line. This feature is licensed by Cisco from IBM. The Company believes that the cost to buy or design a channel interface to the mainframe will pose a significant barrier to new entrants to the market entry for several years.

Current users of IBM front end processors ("FEP") were advised that IBM will discontinue support for certain older models at the end of 1998. A similar plan for the remaining larger version (the IBM 3645) has alarmed customers who do not wish to convert to router based networks. These enterprises are now FastComm's prime targets for the newest release of of the ChanlComm product line. The ChanlComm(R) products easily replace all FEP versions. Third party maintenance organizations continue to support the older FEP's, thus allowing them to remain in service for some additional time. The Company expects that these organizations will continue to offer this support as it offers them a very lucrative business opportunity. These maintenance organizations are also sales prospects, as they too can benefit from the ease of use and state of the art of this product.

Having a channel-attached product is expected to provide a competitive advantage to the Company as it seeks a share of the business to be generated between now and the year 2003 when an expected 15,000 IBM networks convert from leased lines to a frame relay transmission service. However, competitors like IBM and Cisco, which are larger and have greater resources, are expected to compete for the same customers so there is no assurance that revenue targets will be achieved on schedule.

LICENSES, PATENTS, AND TRADEMARKS

The communications industry traditionally relies more on trade secrets and rapid obsolescence than patents. None of the Company's current products is protected by patent.

On November 12, 1998, the Company entered into a 20-year licensing agreement with Telogy Networks, Inc. to deliver their Golden Gateway Voice Over Packet software and documentation service. The total committed cost was $281,000. Deliverables include DSP unit licenses and developer's kit and MCU unit licenses and developer's kit. The total committed cost for the software developer's kit was $110,000; application software license, $5,000; DSP

License unit, $63,000; MCU license unit, $17,000; software support services, $75,000; and, training, $11,000. Payments were spread over a 24-month period.

On November 24, 1998, the Company obtained a worldwide non exclusive royalty bearing license from Alcatel Date Networks, Inc. ("Alcatel") to use and further develop Alcatel owned technology and intellectural property. The terms and conditions of this agreement call for a one-time fee of $50,000 payable in four equal installments plus royalty payments based on unit sales. The initial term of this agreement is twenty years and is renewable subject to negotiation of terms and conditions agreeable to both parties 30 days prior to its expiration.

On May 5, 1999 the Company entered into a licensing and task order agreement with Taboret, an Arinc Inc. subsidiary. The license provides for development of a graphical user interface (GUI) and a suite of SNMP tools to manage communication equipment and create management reports. The total committed cost for the basic management system was $61,000. An additional committed cost for each FastComm unit type, special project labor, editor, maintenance, block distribution run time licenses and options totaled $15,000.

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

Software related to the ISDN, X.25, voice compression and SNA interfaces is licensed to the Company and has been integrated into its FRAD/ router product line.

MANUFACTURING

Over the past several years, the Company has outsourced the manufacturing of its circuit board assemblies to third party manufacturers. The Company believes that the outsourcing of manufacturing preserves capital for other business purposes. The Company's in house manufacturing process is limited to that of planning, purchasing, material management, final assembly and testing. The Company utilizes several manufacturers for this process and believe that its relationship with these organizations is satisfactory. The Company will continue this outsourcing activity for the foreseeable future.

Most of the components used in the Company's manufacturing process are available from multiple sources. Single-source items are all from large vendors with stable histories of supplying material as needed. FastComm and its third party manufactures have established strong relationships with key vendors to reduce the risk of significant shortages or delays relating to availability of materials. Shortages or delays in the supply of components, however, could adversely affect the Company's ability to meet scheduled product shipments in any particular fiscal quarter, which could materially affect the Company's near term operating results. Management believes the loss of any supplier would not be materially detrimental to the Company's business in the long term.

The Company has entered into contracts with other manufacturers to acquire equipment to resell. The Company puts its name or that of a customer on these products for its existing distribution channels. These products include VoiceFRADs(TM). The Company, previously acquired VoiceFRADS from an Australian manufacturer and resold this product under both its own name and that of customers. This was done at the request of Alcatel, the Company's largest customer at the time. Typically, arrangements such as this produce minimal gross margins. In order to rectify this situation, the Company is developing its own integrated voice/data product for sale in the current fiscal year. These products, the GlobalStack and MetroLAN, are expected to generate gross margins significantly greater than those generated by the Company's previous voice based offerings.

Management knows of no material effect on its business from compliance with environmental laws and regulations.

EMPLOYEES

At July 8, 1999, the Company had 55 full-time employees. None of the Company's employees is covered by a collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

FUTURE PROSPECTS

On a forward-looking basis, the Company is finalizing the development of its GlobalStack, MetroLan and GlobalView product lines, all of which have voice, data and video capabilities. It anticipates improved sales of data based frame relay products and is in receipt of a $1 million dollar order for such products. The Company has added new features to the Quick product that qualify this product for a larger and enhanced distribution channel. Initial shipments of the ChanlComm(R) product commenced in the fourth quarter of fiscal 1999. The Company anticipates that sales of the ChanlComm(R) product will begin generating significant revenues commencing with the second quarter of its fiscal year ending April 30, 2000. This product is being well received in both the domestic and international marketplaces.

ITEM 2.     PROPERTIES

The Company's executive, administrative, manufacturing, research and development and marketing operations are located in a leased 17,000 square foot facility in Dulles, Virginia. Aggregate base rent and common charges for this facility approximated $264,000 for the fiscal year ended April 30, 1999. The Company entered into a new five year lease agreement for this space effective May 1, 1998. Expenditures under this lease agreement approximate $22,000 per month plus annual escalation.

Effective August 1, 1998, the Company entered into a two year lease agreement for 2,100 square feet in Duluth Georgia that supports its Quick product division. The base rent for this facility is $1,700 per month. As part of the KG Data acquisition, the Company assumed a three year lease for a 3,700 square foot facility in Norwalk, Connecticut. Expenditures under this lease agreement approximate $4,100 per month plus annual escalation. This lease will expire June 30, 2001.

The Company also leases a small sales office in Colorado.

Management believes that its leased facilities adequately serve the Company's present needs.

ITEM 3.     LEGAL PROCEEDINGS

The United States Securities and Exchange Commission ("SEC") has conducted an inquiry pursuant to an order directing a private investigation relating to certain prior public disclosures and periodic reports of the Company. The Company and the SEC staff are continuing settlement discussions. No assurance can be given that this matter will be settled.

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. On March 30, 1999 a Plan of Reorganization was approved by the Bankruptcy and the Company emerged from Bankruptcy protection. The Company has been operating pursuant to this Plan since that date.

No other material legal proceeding to which the Company is party or to which the Company is subject is pending and no such proceeding is known by the Company to be contemplated.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

Prior to June 9, 1998, FastComm shares were traded publicly on the NASDAQ National Market under the symbol FSCX. On June 9, 1998, the Company's shares were delisted from the National Market System. Effective June 16, 1998, the Company's shares have been quoted on the OTC Bulletin Board under the same symbol.

The following table sets forth the range of high and low bid prices or sales prices, as applicable, of the Common Stock for each fiscal quarter during the two most recent fiscal years, as furnished by NASDAQ. The bid prices represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                                            High              Low
                                                            ----              ---
Fiscal Year Ended April 30, 1999:

     First Quarter....................................     $2.28             $.38
     Second Quarter...................................       .63              .25
     Third Quarter....................................      1.50              .25
     Fourth Quarter ..................................      1.59              .94

                                                            High              Low
                                                            ----              ---
Fiscal Year Ended April 30, 1998:

     First Quarter....................................     $7.88            $5.25
     Second Quarter...................................      6.56             4.50
     Third Quarter....................................      5.19             2.09
     Fourth Quarter ..................................      3.40             1.25

As of July 8, 1999, there were 272 registered holders of record of the Common Stock and the closing sale price on such date for the Common Stock as reported by NASDAQ was $1.02 per share.

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

The Company cautions that the following important factors, among others, could cause actual results for the fiscal year ended April 30, 1999 and for subsequent financial reporting periods to differ materially from those forecast or suggested in any forward-looking statement made by the Company or on its behalf, in this report and otherwise. A number of these important factors have been discussed in this Annual Report on Form 10-K for the fiscal year ended April 30, 1999 and its quarterly reports on Form 10-Q previously filed with the United States Securities and Exchange Commission.

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. This filing was a direct result of enforcement activities by a judgment creditor. All litigation related to this matter has been settled. On March 31, 1999, the Company's Plan of Reorganization was approved by the Bankruptcy Court and the Company emerged from Chapter 11. (See Item 3. Legal Proceedings) The Plan provides for cash and debenture payments equal to 100% of each allowed claim plus interest. The positions of all common shareholders are preserved.

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

COMPETITION

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. This filing was a direct result of enforcement activities by a judgment creditor. All litigation related to this matter has been settled. On March 31, 1999, the Company's Plan of Reorganization was approved by the Bankruptcy Court and the Company emerged from Chapter 11. (See Item 3. Legal Proceedings) The Plan provides for cash and debenture payments equal to 100% of each allowed claim. The positions of all common shareholders are preserved. At this time, the Company is unable to predict the effect this filing and the subsequent reorganization will have on its ability to compete in its marketplace.

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

DEPENDENCE ON KEY EMPLOYEES

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. As a direct result of this filing, the Company has suffered the loss of certain key employees. To date, the Company has been able to refill some of these positions. At this time, the Company is unable to predict the long term effect this filing will have on its ability to attract and retain key employees.

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

OTHER FACTORS

The Company further cautions that the factors referred to above and those referred to as part of particular forward looking statements may not be exhaustive, and that new risk factors emerge from time to time in its rapidly changing business. Further, the Company's independent auditors have included a paragraph in their opinion which indicates that, based on recent operating losses, along with existing working capital and accumulated deficits, there is substantial doubt about the Company's ability to continue as a going concern. The Company does not undertake to update any forward looking statements it may make or has made on its behalf to reflect changes it its expectations or assumptions or the risks and uncertainties referred to.

ITEM 6.     SELECTED FINANCIAL DATA

The following sets forth certain selected consolidated financial data for the five fiscal years in the period ended April 30, 1999. The consolidated statement of operations data for the fiscal years ended April 30, 1999, 1998 and 1997 and the consolidated balance sheet data at April 30, 1999 and 1998 are derived from and are qualified by reference to the consolidated financial statements of the Company audited by BDO Seidman, LLP, the Company's independent certified public accountants, whose opinion contains an explanatory paragraph related to substantial doubt about the Company's ability to continue as a going concern and is included elsewhere, herein. The consolidated statement of operations data for the fiscal years ended April 30, 1996 and 1995 and the consolidated balance sheet data at April 30, 1997, 1996 and 1995 are derived from consolidated financial statements of the Company also audited by BDO Seidman, LLP, but not included in this Annual Report. The financial data should be read in conjunction with the consolidated financial statements and related notes and other financial information and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report.


                                                                     Fiscal Year Ended April 30,
                                                    --------------------------------------------------------------
                                                    1999           1998         1997         1996         1995
                                                    ----           ----         ----         ----         ----
STATEMENT OF OPERATIONS DATA:                                           ($000's except per share date)

  Total revenues                                     $4,653         $8,907      $11,163    $10,009       $4,166

  Operating costs and expenses
    Costs of goods sold                               2,679          5,441        4,737      5,047        2,907
    Other operating expenses                          7,610         11,684        7,202      5,722        5,357
                                                    ------------------------------------------------------------
  Total operating costs and expenses                 10,289         17,125       11,939     10,769        8,264
  Operating loss                                     (5,636)        (8,218)        (776)      (760)      (4,098)

  Other income (expense), net                          (104)          (871)         181        129           14
  Reorganizational items, net                          (643)             0            0          0            0

  Loss before extraordinary item                     (6,383)        (9,089)        (595)      (631)      (4,084)

  Extraordinary gain                                    833              0            0          0            0
                                                    ------------------------------------------------------------
  Net loss                                          ($5,550)       ($9,089)       ($595)     ($631)     ($4,084)
                                                    ============================================================
  Basic and diluted loss before extraordinary
    item                                             ($0.49)        ($0.87)      ($0.06)    ($0.07)      ($0.49)

  Extraordinary item                                   0.06              0            0          0            0

  Basic and diluted loss per share                   ($0.43)        ($0.87)      ($0.06)    ($0.07)      ($0.49)

  Weighted average number of shares
  outstanding during each period                     12,917         10,391        9,961      9,522        8,409

BALANCE SHEET DATA:

  Total assets                                       $5,581         $9,226      $12,622     $9,034       $7,577
  Total long term liabilities                        $2,690         $1,205       $3,000         $0         $132
  Shareholders' equity                               $1,036         $3,246       $7,759     $6,880       $6,149

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

PETITION FOR REORGANIZATION UNDER CHAPTER 11

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. This filing was a direct result of enforcement activities by a judgment creditor and former executive officer of the Company. All litigation related to this matter has been settled. On March 30, 1999, the Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and the Company emerged from Chapter 11. (See Item 3. Legal Proceedings) The Plan provides for cash and debenture payments equal to 100% of each allowed claim plus interest. The positions of all common shareholders are preserved. Confirmation of the Company's Plan resulted in an extraordinary gain of $833,149.

PLAN OF REORGANIZATION

Pursuant to the Plan, Class 1 creditors representing existing holders of convertible debentures, are required to convert their debt to equity on or before October 12, 1999. Claims of unsecured creditors, below $1,000, were repaid in cash on or before April 30, 1999. Claims of unsecured creditors greater than $1,000 were satisfied by two cash payments totaling 25% of the allowed claim. The Company issued debentures to these unsecured creditors for the remaining 75% of their allowed claims. The claim of Gary Davison related to the judgement of $1,195,560 obtained against the Company was reduced to $900,000 and allowed as an unsecured nonpriority claim. The Company then dismissed its appeal of the state court verdict underlying the Davison claim and Davison withdrew a second claim of $2,350,000 related to a pending trial on another matter associated with his dismissal from the Company. Prior to confirmation of the Plan, the Company's President assumed the allowed claim, the effect of which is the amount due Davison will now be paid to him.

To generate the cash requirement of the Plan, the Company raised $1,000,000 through a private placement offering of securities to a group of Company employees, insiders and accredited investors. Each security ("Unit") consisted of one share of common stock and two warrants to purchase common shares at exercise prices of $1.00 and $1.50 per share. The warrants are exercisable for a period of three years after March 31, 1999. The Company issued 1,333,333 Units at a price of $.75 per Unit. As of the date of this report, $847,633 of the proceeds of this offering has been used to satisfy allowed creditor claims. The remaining funds are held in escrow to satisfy any potential future claims.

The Company issued $2,490,357 in convertible debentures in satisfaction of the remaining 75% of each claim allowed in its Plan. The debentures earn interest at a rate of 7.5% per annum payable in the form of common stock in the Company at time of conversion. The debentures are convertible at the average of the closing price of the Company's common stock for the ten consecutive trading days ending on the trading day immediately preceding the date of conversion. No conversions will be permitted prior to April 6, 2000. The Company may execute a cash prepayment of the debenture at any time. Each debenture holder has the additional right, but not the obligation, to surrender the entire debenture to the Company on April 12, 2000 and receive a cash distribution equal to 15% of the holder's original allowed claim, together with accumulated interest under the Plan. The debentures mature on April 12, 2003. Any debentures not converted by this date will automatically convert into common shares of the Company.

The Company is in compliance with all of the terms and conditions of its Plan.

FUTURE PROSPECTS

During the current fiscal year, the Company closed its manufacturing operation in Georgia and downsized its administrative overhead. Full-time headcount was reduced from 63 employees at July 8, 1998 to 55 full-time employees at July 8, 1999. The Company reduced selling, general and administrative expenses and manufacturing overhead by 38% and 18% respectively during the current fiscal year.

During fiscal year 1999 the Company incurred $994,000 in legal and professional fees, of which $663,000 related to its reorganization. During fiscal year 1998, the Company incurred $1,363,000 in legal and professional fees of which $1,037,000 related to the Davison litigation. The Company anticipates a significant reduction in such costs in its fiscal year 2000.

Subsequent to April 30, 1999, but prior to the issuance of this report, the Company raised an additional $1,000,000 through a private placement offering of securities to a group of accredited investors. Each security ("Unit") consists of (1) one common share; (2) an A warrant exercisable immediately and permitting the holder to purchase one share of common stock in the Company at a price of $1.50 per share ("A Warrant") and (3) a B warrant exercisable immediately and permitting the holder to purchase one half of a share of common stock at a price of $2.25 per share ("B Warrant"). The warrants shall be exercisable for a period of three years after the closing date. The A Warrants may be called for redemption, by the Company, at such time as the bid price of the Company's common stock remains above $3.00 for 20 (twenty) consecutive trading days. The B Warrants may be called for redemption, by the Company, at such time as the bid price of the Company's common stock remains above $4.50 for 20 (twenty) consecutive trading days. These units carry with them certain registration rights.

When and if exercised, the unexercised warrants associated with this offering, the reorganization offering and the outstanding convertible debentures will generate a maximum of $7,377,000 in additional cash for the Company. The Company can give no assurance as to whether any warrants will be exercised, nor to the amount of cash that will be generated, if any of these securities are exercised. (See Item 7. Liquidity and Capital Resources)

On a forward-looking basis, the Company is finalizing the development of its GlobalStack, MetroLan and GlobalView product lines, all of which have voice, data and video capabilities. It anticipates improved sales of data based frame relay products and is in receipt of a $1 million dollar order for such products. The Company has added new features to the Quick product that qualify this product for a larger and enhanced distribution channel.

During the fiscal year ended April 30, 1999, the Company acquired all of the assets and certain liabilities of KG Data Systems, Inc., ("KG Data"), a Connecticut corporation engaged in designing and manufacturing the ChanlComm(R) Mainframe Communications Processor. The aggregate purchase price amounted to $845,000. The Company funded this acquisition through the issuance of 719,149 restricted shares of its common stock. In connection with this acquisition, the Company entered into a three year employment agreement with Kenneth A. Bloom the President and sole stockholder of KG Data. Mr. Bloom was also granted certain registration rights for the shares issued to him. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired. The Company recorded approximately $723,325 in goodwill related to this transaction. This goodwill is being amortized over a seven year period.

Initial shipments of the ChanlComm(R) product commenced in the fourth quarter of fiscal 1999. To date, such shipments have been minimal. The Company anticipates that sales of the ChanlComm(R) product will begin generating more significant revenues commencing with the second quarter of its fiscal year ended April 30, 2000. This product is being well received in both the domestic and international marketplaces.

The Company anticipates that it may require additional funding to meet future working capital needs and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties, by investments by strategic partners and through the exercise of in the money common stock warrants and options. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company.

There can be no assurance that the required increased sales and improved operating efficiencies necessary to return to profitability will materialize.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage of revenues represented by certain items in the Company's consolidated statements of income.


                                                     Fiscal Year Ended April 30,
Statement of Operations Data:                     1999         1998         1997
                                                 ------       ------       ------
  Total revenues                                    100%        100%        100%

  Operating costs and expenses
    Costs of goods sold                              58%         61%         42%
    Selling, general and administrative             102%         86%         44%
    Research and development                         51%         25%         18%
    Reserve for litigation settlement                  -         13%           -
    Depreciation and amortization                    10%          7%          3%
                                                  -------------------------------
                                                    221%        192%        107%
                                                  -------------------------------
  Operating loss                                   (121%)       (92%)        (7%)

  Other income (expense), net                        (2%)       (10%)        (2%)

  Reorganizational items                            (14%)          -           -
                                                  -------------------------------
  Loss before extraordinary gain                   (137%)      (102%)        (5%)

  Extraordinary gain                                 18%           -           -
                                                  -------------------------------
  Net loss                                         (119%)      (102%)        (5%)
                                                  ===============================


FISCAL 1999 COMPARED TO FISCAL 1998

Total revenues decreased from $8,907,000 to $4,653,000 or by 48% during fiscal 1999 as compared to fiscal 1998. The $4,254,000 decrease was primarily attributable to decreased unit sales volumes of data and voice based frame relay products. The Company did not make any significant price adjustments during the current fiscal year. Data based frame relay product sales decreased from $3,820,000 to $1,398,000 or by 63% during fiscal 1999 as compared to fiscal 1998. Voice based frame relay product sales decreased from $2,493,000 to $542,000 or by 78% during fiscal 1999 as compared to fiscal 1998. Sales generated by the Company's Quick product decreased $525,000 to $1,748,000 when compared with that of the previous fiscal year. The decline in sales was offset by a $382,000 increase in the sale of data compression products. The reduced sales of frame relay products is primarily attributable to lower sales to the Company's major reseller. Further, the Company believes that its filing a petition for reorganization under Chapter 11 negatively impacted its ability to sell all of its products during the current fiscal year.

Frame Relay and Quick product sales, as a percentage of total product sales, decreased from approximately 96% in fiscal 1998 to approximately 79% in fiscal 1999. The Company believes its future growth will be achieved through the sale of frame relay, ChanlComm(R) and integrated voice/data router products that are to be released during fiscal year 2000. During the fiscal year ended April 30, 1999, one customer accounted for 28% of total sales.

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

Gross margins, as a percentage of total revenues, increased from 39% to 42% during fiscal 1999 as compared to fiscal 1998. The increase in gross margin is primarily attributable to a $1.1 million increase in the Company's reserve for inventory obsolescence that was recorded in fiscal 1998 compared with the $80,000 increase recorded in fiscal 1999. Further, sales of the Company's Quick product line as a percentage of overall sales increased during the current fiscal year. Gross margins on the Quick product line are greater than that of the Company's other product lines. During the current fiscal year, the Company increased its reserve for inventory obsolescence by $80,000 to $1,450,000. Management believes that its reserve for inventory obsolescence is adequate.

Selling, general and administrative expenses decreased from $7,622,000 in fiscal 1998 to $4,747,000 in fiscal 1999. This 38% decrease in expense is primarily attributable to reduced advertising and promotion costs ($480,000); reduced legal and professional fees ($1,032,000); reduced salary and related costs associated with a decline in headcount ($351,000); reduced travel costs ($147,000); reduced office and occupancy costs including those associated with the Company's Australia sales office ($224,000) and a decline in bad debt expense ($417,000).

Research and development expenditures consist primarily of hardware and software engineering, personnel expenses, subcontracting costs and, to a lesser degree, equipment and facilities. Research and development expenses increased from $2,255,000 in fiscal 1998 to $2,388,000 in the current fiscal year. This 6% increase is primarily attributable to increased labor and material costs associated with new product development and new product prototypes associated with the KG Data/ChanlComm product line. The markets for the Company's products are characterized by continuous technological change. Management believes that significant expenditures for research and development will continue to be required.

Depreciation and amortization expenses decreased from $611,000 in fiscal 1998 to $475,000 in fiscal 1999. The Company's autodialer patent was written off in the previous fiscal year.

During the fiscal year ended April 30,1999, the Company recorded $643,000 in net expenses associated with its reorganization. Such costs include legal and professional fees totaling $663,000 offset by $20,000 in imputed interest earned on accumulated cash from the Chapter 11 proceeding. Implementing the Company's Plan of Reorganization resulted in an extraordinary gain of $833,000.

FISCAL 1998 COMPARED TO FISCAL 1997

Total revenues decreased from $11,163,000 to $8,907,000 or by 20% during fiscal 1998 as compared to fiscal 1997. The $2,256,000 decrease was primarily attributable to decreased unit sales volumes of data based frame relay products. The Company did not make any significant price adjustments during the fiscal year. Data based frame relay product sales decreased from $8,896,000 to $3,820,000 or by 57% during fiscal 1998 as compared to fiscal 1997. This decrease is attributable to the completion, in fiscal 1997, of the Company's two largest projects to date, System One and GTE. This decline was offset with $2,493,000 in sales of voice based frame relay access devices. The voice based FRAD product was not sold in fiscal year 1997. The sale of Comstat product increased $1,499,000 to $2,274,000 when compared with that of the previous fiscal year. This increase is attributable to the fact that the Company acquired Comstat during the prior fiscal year and accordingly included only one quarter of Comstat sales in that period. On a proforma basis, Comstat sales totaled $2,610,000 during fiscal year 1997.

Frame Relay product sales, as a percentage of total product sales, decreased from approximately 80% in fiscal 1997 to approximately 72% in fiscal 1998. The sale of its analog based products and data compression products declined $1,085,000 when compared with that of the previous fiscal year. During the fiscal year ended April 30, 1998, one customer accounted for 32% of total sales.

Gross margins, as a percentage of total revenues, decreased from 58% to 39% during fiscal 1998 as compared to fiscal 1997. The decline in gross margin is attributable in part to the sale of voice frame relay access products. The voice products, which were not sold in the previous fiscal year, are produced by another manufacturer and as such generate a significantly lower gross margin when compared with that of data products. Gross margins were also negatively impacted by lower sales of data frame relay access products that generate higher gross margins. This change in product mix negatively impacted gross margins by approximately 8%. During the fiscal 1998, the Company disposed of $240,000 of obsolete inventory while increasing its reserve for inventory obsolescence by $1,110,000 to $1,370,000. This increase relates to the year over year decline in the unit sales of analog modem and data compression products and to a lesser degree, the decline in unit sales of certain frame relay products. These transactions reduced the gross margin by approximately 11%.

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

Research and development expenditures consist primarily of hardware and software engineering, personnel expenses, subcontracting costs and, to a lesser degree, equipment and facilities. Research and development expenses increased from $2,042,000 in fiscal 1997 to $2,255,000 in fiscal year 1998. This 10% increase is primarily attributable to increased research and development manpower ($147,000), an increase in outside consulting services ($59,000) and costs associated with the operation of Comstat ($104,000). The previous fiscal year included a non recurring $75,000 charge related to the acquisition of Comstat representing the value of in process research and development that had not reached technological feasibility.

In 1997, Gary H. Davison a former officer and director of the Company commenced two lawsuits against the Company in the Circuit Court of Fairfax, Virginia, one for wrongful termination and the other for breach of contract. The breach of contract action involved claims for options to purchase 100,000 shares of stock and a $100,000 bonus. On February 17, 1998, a jury in Fairfax County awarded Mr. Davison $1,125,000 in damages and $163,233 in interest accrued from May 26, 1996 in this case. Subsequently, this award was reduced by $100,000. Accordingly, the Company recorded a loss provision in the amount of $1,196,000 in fiscal year 1998.

Depreciation and amortization expenses increased from $339,000 in fiscal 1997 to $611,000 in fiscal 1998. This increase is primarily attributable to the amortization of goodwill associated with the acquisition of Comstat ($128,000) and depreciation associated with fixed asset additions and the write off of the Company's autodialer patent.

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

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 1999, the Company used approximately $2,329,000 in cash to fund its operating activities. This amount includes $4,830,000 required to fund the net loss, after adjusting for non-cash expenses (consisting principally of depreciation, amortization and extraordinary gains associated with the Company's reorganization). In addition, $467,000 was used to reduce current liabilities. Cash was generated by a $2,455,000 decrease in accounts receivable and by a $599,000 reduction in inventory.

Accounts receivable decreased during the current fiscal year due to lower sales and improved collection efforts. The Company has a $300,000 allowance for doubtful accounts at April 30, 1999. Management believes that its allowance for doubtful accounts is adequate.

Inventory levels decreased $599,000 during fiscal year 1999. This decrease is primarily attributable to decreased inventory of voice and frame relay products and data compression products. All of FastComm's frame relay printed circuit assemblies ("PCA's") are manufactured outside the Company's facilities by contract manufacturers. The PCA'a are built to purchase order or forecast. During the current fiscal year, the Company improved its forecasting methodology that and reduced inventory levels. During the current fiscal year, the Company increased its reserve for inventory obsolescence from $1,370,000 to $1,450,000. Management believes its reserve for inventory obsolescence is adequate.

At April 30, 1999, the Company had $91,000 in unrestricted cash, $1.9 million of working capital and a current ratio of over 2 to 1. None of the Company's accounts receivable or inventories are collateralized currently.

FISCAL 1999 COMPARED TO FISCAL 1998

Cash used in operating activities decreased from $4,395,000 in fiscal 1998 to $2,329,000 in fiscal 1999. The $2,066,000 decrease in cash used in operating activities is primarily attributable to the $3,540,000 decrease in the net loss for the year offset by changes in working capital items in fiscal 1999 compared to fiscal 1998, including a $2,708,000 reduction in cash used to fund accounts receivable, a $1,930,000 reduction in cash invested in inventory offset by a $1,471,000 increase in funds used to paydown current liability balances, a fiscal 1998 $1,196,000 non cash reserve for litigation settlement and decreases in other non cash expenses, primarily asset valuation accounts and non cash discount and interest on convertible debentures.

Cash used by investing activities amounted to $62,000 in fiscal 1999 as compared $318,000 in fiscal 1998. The Company purchased $212,000 in fixed assets during the current fiscal and received a $150,000 payment against an outstanding note receivable.

Cash provided by financing activities totaled $1,269,000 during fiscal 1999. The Company issued $1,000,000 in common stock as part of its reorganization. Of this amount, $152,000 remains in escrow as restricted cash. The Company received $421,000 from the exercise of common stock warrants during the current fiscal year.

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

Cash provided by financing activities decreased from $2,998,000 in fiscal 1997 to $1,889,000 in fiscal 1998. The $1,109,000 decrease is primarily attributable to a $1,000,000 decline, in fiscal year 1998, in proceeds from convertible debentures.

OTHER CASH REQUIREMENTS

In fiscal 2000, the Company's cash commitments include minimum payments of $476,000 under its operating lease arrangements. Management believes that expenditures for research and development in fiscal 1999 will continue to be significant. The Company anticipates capital spending for software, computer and test equipment and furniture and fixtures in fiscal 1999. Where possible, such capital requirements are expected to be met through lease financing arrangements.

The Company anticipates that it may require additional funding to meet future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties, by investments by strategic partners and through the exercise of in the money common stock warrants and options. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company

Subsequent to April 30, 1999, but prior to the issuance of this report, the Company raised an additional $1,000,000 through a private placement offering of securities to a group of accredited investors. Each security ("Unit") consists of (1) one common share; (2) an A warrant exercisable immediately and permitting the holder to purchase one share of common stock in the Company at a price of $1.50 per share ("A Warrant") and (3) a B warrant exercisable immediately and permitting the holder to purchase one half of a share of common stock at a price of $2.25 per share ("B Warrant"). The warrants shall be exercisable for a period of three years after the closing date. The A Warrants may be called for redemption, by the Company, at such time as the bid price of the Company's common stock remains above $3.00 for 20 (twenty) consecutive trading days. The B Warrants may be called for redemption, by the Company, at such time as the bid price of the Company's common stock remains above $4.50 for 20 (twenty) consecutive trading days. When and if exercised, the warrants will generate a maximum of $2,625,000 in additional cash for the Company. However, since the warrant holders cannot be forced to exercise until such time as the bid price of the Company's common stock reaches the stated levels, the Company can give no assurance as to whether any warrants will be exercised, nor can it give assurance as to the amount of cash that will be actually generated.

Management believes that inflation did not have a material effect on operations during the fiscal year ended April 30, 1999.

CONVERSION OF DEBENTURES

During the fiscal year ended April 30, 1999, debentures in the amount of $1,005,299 plus $68,011 in accrued interest were converted into 1,652,717 shares of common stock. During the fiscal year ended April 30, 1998, debentures in the amount of $3,794,701 plus $151,672 in accrued interest were converted into 1,997,232 shares of common stock.

In connection with the conversion of debentures and in accordance with the terms of the debenture agreement, the Company has issued warrants to purchase an additional 1,374,487 common shares at a strike price set at 125% of the market price of the Company's common stock at the time of conversion. During the current fiscal year, 65,022 warrants were converted into a like number of common shares. This conversion generated $27,768 in cash proceeds to the Company. Subsequent to April 30, 1999, but prior to the issuance of this report, an additional 140,156 warrants were converted generating $75,897 in cash proceeds to the Company. When and if exercised, the remaining 1,169,309 warrants will generate a maximum of $2,111,741 in additional cash for the Company. However, since the warrant holders cannot be forced to exercise, the Company can give no assurance as to whether any of the warrants will be exercised, nor can it give assurance as to the amount of cash that will actually be generated.

CREDIT TERMS

The Company extends credit to its customers. Accordingly the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures that it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue product shipments until the outstanding balance is paid.

In most instances, the Company requires that international sales be paid in advance by wire transfer or confirmed letter of credit. This practice ensures against bad debts while improving cash flow.

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

The Company's reserve for bad debt totals $300,000. Management believes that its reserve for bad debt is adequate.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" (SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

YEAR 2000

In accordance with the U. S. Securities and Exchange Commission's Staff Legal Bulletin No. 5, the Company has assessed both the cost of addressing and the costs or consequences of incomplete or untimely resolution of the Year 2000 issue. The Company has reviewed its internal systems and has upgraded and replaced such systems with applications, in the normal course of business, that are Year 2000 compliant. To date, the costs of such upgrades have been minimal. The Company plans to conduct a survey of its critical vendors concerning their year 2000 compliance within the next 120 days.

The Company currently utilizes off the shelf software and uses no internally developed software in the operation of its business. The software embedded in the Company's products is not date sensitive and as such is not subject to the Year 2000 issue. Accordingly, the Company has determined that its estimated costs related to the Year 2000 issue are not anticipated to be material to the Company's business, operations or financial condition. The Company will, within the next 120 days, develop a contingency plan to be utilized in the event that its management information systems fail due to a year 2000 related issue. This plan will focus on identifying comparable companies utilizing comparable systems and software to serve as an alternative to the Company's existing infrastructure.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company may be exposed to fluctuations in currency values and interest rates. These fluctuations can vary the costs of financing, investing, and operating transactions. Because the Company has only fixed rate long term convertible debentures and no foreign currency transactions, there are no material impact on earnings of fluctuations in interest and currency exchange rates.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and financial statement schedules are filed as part of this Report:

                                                                                            Page
                                                                                            ----
Report of Independent Certified Public Accountants                                           F-1

Balance Sheets at April 30, 1999 and 1998                                                    F-2

Statements of Operations for the Years Ended April 30, 1999, 1998 and 1997                   F-4

Statements of Stockholders' Equity for the Years Ended April 30, 1999, 1998 and 1997         F-6

Statements of Cash Flows for the Years Ended April 30, 1999, 1998 and 1997                   F-7

Summary of Accounting Policies                                                               F-9

Notes to Financial Statements                                                               F-13

Financial Statement Schedule:  Valuation and Qualifying Accounts (Schedule II)              F-31

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
FASTCOMM COMMUNICATIONS CORPORATION

We have audited the accompanying balance sheets of FastComm Communications Corporation as of April 30, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FASTCOMM COMMUNICATIONS CORPORATION at April 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained significant operating losses and cash flow deficits in fiscal 1999 and 1998, which, in part, caused the Company to seek bankruptcy protection from which it was recently released. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                                         BDO Seidman, LLP

Washington, D.C.
July 12, 1999

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                                  BALANCE SHEETS

================================================================================


April 30,                                                1999           1998
--------------------------------------------------------------------------------

ASSETS

CURRENT
   Cash and cash equivalents                         $    90,727     $ 1,213,052
   Restricted cash (Note 1)                              152,367               -
   Accounts receivable, net (Notes 4 and 11)             617,492       3,123,340
   Receivable from related party                          30,000           2,760
   Inventories, net (Notes 3 and 14)                   2,658,788       3,118,195
   Prepaid expenses and other current assets             228,120         374,614
--------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                   3,777,494       7,831,961
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, at cost, less accumulated
   depreciation and amortization (Note 5)                631,959         775,457
--------------------------------------------------------------------------------

OTHER
   Deferred financing costs                               12,671          76,344
   Goodwill (Note 2)                                   1,109,838         482,144
   Notes receivable (Notes 2 and 14)                           -          26,400
   Deposits                                               49,096          33,723
--------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                     1,171,605         618,611
--------------------------------------------------------------------------------

                                                     $ 5,581,058     $ 9,226,029
================================================================================
See accompanying summary of accounting policies and notes to financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                                  BALANCE SHEETS

================================================================================


April 30,                                                1999           1998
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $ 1,080,713     $ 2,427,712
   Accrued compensation                                  246,615         308,109
   Reserve for litigation settlement (Note 7)                  -       1,195,560
   Other current liabilities                             527,342         843,178
--------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                              1,854,670       4,774,559
--------------------------------------------------------------------------------

CONVERTIBLE DEBENTURES (Notes 1 and 6)                 2,690,357       1,205,299
--------------------------------------------------------------------------------

TOTAL LIABILITIES                                      4,545,027       5,979,858
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES  (Note 7)

STOCKHOLDERS' EQUITY  (Notes 8 and 9)
   Common stock, $.01 par - shares authorized,
     50,000,000; issued and outstanding
     16,142,974 and 12,048,753                           161,429         120,488
   Additional paid-in capital                         23,934,667      20,636,197
   Accumulated deficit                               (23,060,065)    (17,510,514)
--------------------------------------------------------------------------------

Total stockholders' equity                             1,036,031       3,246,171
--------------------------------------------------------------------------------

                                                     $ 5,581,058     $ 9,226,029
================================================================================
See accompanying summary of accounting policies and notes to financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                        STATEMENTS OF OPERATIONS

================================================================================================


Year ended April 30,                                     1999            1998            1997
------------------------------------------------------------------------------------------------

REVENUES (Note 11)
   Product sales                                     $ 4,091,843     $ 8,672,150     $10,961,750
   Product sales to related parties                            -          13,335          43,028
   Service revenue                                       561,462         221,185         158,551
------------------------------------------------------------------------------------------------

TOTAL REVENUES                                         4,653,305       8,906,670      11,163,329
------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
   Cost of goods sold                                  2,679,255       5,440,991       4,736,660
   Selling, general and administrative                 4,747,003       7,622,394       4,821,556
   Research and development                            2,387,904       2,255,097       2,042,331
   Provision for litigation settlement (Note 7)                -       1,195,560               -
   Depreciation and amortization                         475,223         611,078         338,522
------------------------------------------------------------------------------------------------

TOTAL OPERATING COSTS AND EXPENSES                    10,289,385      17,125,120      11,939,069
------------------------------------------------------------------------------------------------

OPERATING LOSS                                        (5,636,080)     (8,218,450)       (775,740)
------------------------------------------------------------------------------------------------

OTHER INCOME (expense)
   Other income                                           (7,635)        (82,692)         64,966
   Interest income                                         8,950         174,120         160,461
   Interest expense                                     (104,894)       (962,475)        (44,721)
------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSE)                            (103,579)       (871,047)        180,706
------------------------------------------------------------------------------------------------


LOSS BEFORE REORGANIZATIONAL ITEMS AND
   EXTRAORDINARY ITEM                                 (5,739,659)     (9,089,497)       (595,034)

REORGANIZATIONAL ITEMS:
   Professional fees                                     662,888               -               -
   Interest earned on accumulated cash resulting from
     Chapter 11 proceeding                               (19,847)              -               -
------------------------------------------------------------------------------------------------

TOTAL REORGANIZATIONAL ITEMS                             643,041               -               -
------------------------------------------------------------------------------------------------

LOSS BEFORE EXTRAORDINARY ITEM                        (6,382,700)     (9,089,497)       (595,034)

EXTRAORDINARY GAIN (Note 1)                              833,149               -               -
------------------------------------------------------------------------------------------------

NET LOSS                                             $(5,549,551)    $(9,089,497)    $  (595,034)


================================================================================================
See accompanying summary of accounting policies and notes to financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                        STATEMENTS OF OPERATIONS

================================================================================================


Year ended April 30,                                    1999            1998            1997
------------------------------------------------------------------------------------------------

Basic and diluted loss before extraordinary
   item                                              $     (0.49)    $     (0.87)    $     (0.06)

Extraordinary gain                                           .06               -               -
------------------------------------------------------------------------------------------------

Basic and diluted loss per common share              $     (0.43)    $     (0.87)    $     (0.06)
================================================================================================

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING DURING EACH YEAR                       12,917,125      10,390,552       9,961,107
================================================================================================
See accompanying summary of accounting policies and notes to financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                              STATEMENTS OF STOCKHOLDERS' EQUITY

======================================================================================================================


Year ended April 30, 1999, 1998 and 1997
----------------------------------------------------------------------------------------------------------------------

                                                    Common Stock
                                               ----------------------      Additional
                                                                  Par         Paid-in      Accumulated
                                                   Shares       Value         Capital          Deficit      TOTAL
----------------------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1996                         9,786,619    $ 97,866     $14,608,463     $ (7,825,983)    $ 6,880,346

   Shares issued for stock options                104,803       1,048         472,358                -         473,406

   Shares issued for acquisition
     of Comstat Data Comm, Corp.                  146,600       1,466         998,534                -       1,000,000

   Net loss                                             -           -               -         (595,034)       (595,034)
----------------------------------------------------------------------------------------------------------------------

BALANCE, April 30,  1997                       10,038,022     100,380      16,079,355       (8,421,017)      7,758,718

   Shares issued for stock options                  3,499          35          18,042                -          18,077

   Shares issued on conversion of debentures    1,997,232      19,973       3,926,400                -       3,946,373

   Recognition of discount on debentures                -           -         550,000                -         550,000

   Shares issued for compensation                  10,000         100          62,400                -          62,500

   Net loss                                             -           -               -       (9,089,497)     (9,089,497)
----------------------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1998                        12,048,753     120,488      20,636,197      (17,510,514)      3,246,171

   Shares issued on conversion of debentures    1,652,717      16,527       1,056,783                -       1,073,310

   Shares issued for acquisition of
     KG Data Systems, Inc.                        719,149       7,191         837,809                -         845,000

   Shares issued on exercise of warrants          389,022       3,890         417,211                -         421,101

   Proceeds from sale of stock                  1,333,333      13,333         986,667                -       1,000,000

   Net loss                                             -           -               -       (5,549,551)     (5,549,551)
----------------------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1999                        16,142,974   $ 161,429    $ 23,934,667     $(23,060,065)    $ 1,036,031
======================================================================================================================
 ee accompanying summary of accounting policies and notes to financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                        STATEMENTS OF CASH FLOWS

================================================================================================


Year ended April 30,                                     1999            1998            1997
------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                          $(5,549,551)    $(9,089,497)    $  (595,034)
   ADJUSTMENTS TO RECONCILE NET LOSS
      TO CASH USED IN OPERATING ACTIVITIES
         Depreciation and amortization                   475,223         611,078         338,522
         Extraordinary gain                             (833,149)              -               -
         Compensation expense associated with
            stock options granted                         33,079          26,440          20,500
         Provision for doubtful accounts                  78,792         275,421         151,000
         Provision for inventory obsolescence             80,000       1,110,000               -
         Amortization of imputed discount                      -             286           3,415
         Discount on convertible debentures                    -         550,000               -
         Provision for doubtful note and interest
            receivable                                         -         316,225               -
         Amortization of deferred financing costs         63,673         213,935               -
         Accrued interest converted to stock              68,011         151,672               -
         Compensation expense on shares issued                 -          62,500               -
         Loss on disposal of equipment                     2,516               -               -
   CHANGES IN ASSETS AND LIABILITIES,
      NET OF EFFECTS OF ACQUISITIONS
   (INCREASE) DECREASE IN ASSETS
      Accounts receivable                              2,454,587        (253,855)       (765,576)
      Receivables from related party                     (27,240)          1,135          21,430
      Inventory                                          599,278      (1,330,698)       (867,234)
      Prepaid expense and other current assets           146,494         (87,736)        (27,065)
      Deposits                                            (7,729)        135,036         (27,313)
   INCREASE (DECREASE) IN LIABILITIES
      Accounts payable                                   880,849       1,150,171        (467,890)
      Provision for litigation settlement               (220,403)      1,195,560               -
      Accrued compensation                               (97,672)         74,379          48,199
      Income taxes payable                                     -               -            (955)
      Other current liabilities                         (315,836)        493,512         (90,655)
------------------------------------------------------------------------------------------------

   NET CASH USED IN OPERATING ACTIVITIES              (2,329,078)     (4,394,436)     (2,258,656)
------------------------------------------------------------------------------------------------

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                        STATEMENTS OF CASH FLOWS

================================================================================================


 Year ended April 30,                                    1999            1998             1997
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                   (212,189)       (317,639)       (565,749)
   Payment received on notes receivable                  150,000               -               -
   Issuance of note receivable                                 -               -        (300,000)
   Net proceeds assumed in acquisition                       208               -         355,084
------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                    (61,981)       (317,639)       (510,655)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds on issuance of common stock            1,000,000               -               -
   Net proceeds from exercise of warrants                421,101               -               -
   Increase in restricted cash                          (152,367)              -               -
   Proceeds from issuance of convertible debentures            -       2,000,000       3,000,000
   Payment of deferred financing costs                         -        (100,000)       (190,279)
   Net proceeds from exercise of stock options                 -          18,077         473,406
   Repayments of notes payable                                 -         (29,286)       (285,325)
------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES              1,268,734       1,888,791       2,997,802
------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                        (1,122,325)     (2,823,284)        228,481

CASH AND CASH EQUIVALENTS, beginning of year           1,213,052       4,036,336       3,807,855
------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year               $    90,727     $ 1,213,052     $ 4,036,336
================================================================================================
See accompanying summary of accounting policies and notes to financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================


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



USE OF ESTIMATES      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
                      Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets, and evaluation of the recoverability of goodwill. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of April 30, 1999, the estimates used in the financial statements are adequate based on the information currently available.



RISKS AND             The Company's future operating results may be affected by
UNCERTAINTIES         a number of factors. During fiscal 1999 and 1998, 28% and
                      32% of revenues were from one customer, respectively.
                      During fiscal year 1997, 45% of revenues were derived from two customers. The risk to the Company is that a loss of one or two customers could have a significant negative impact on revenues and operating results.


                      The Company sells primarily to domestic and foreign dealers and distributors. Generally sales are on credit and no collateral is required, although the Company reserves the right to have the products returned in

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================



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


REVENUE               Revenues from product sales are recognized at the time of
RECOGNITION           product shipment.  An allowance is provided for estimated
                      sales returns and uncollectible accounts. Also, the Company establishes a reserve for estimated warranty claims at the time of product shipment.


INVENTORY             Production materials are valued using standard costs,
                      which approximate the first-in, first-out (FIFO) method.
                      Work-in-process represents direct labor, materials and overhead incurred on products not delivered to date.
                      Finished goods are valued at the lower of cost or market, cost being determined on the specific identification method.

PROPERTY,             Property and equipment is recorded at cost and depreciated
EQUIPMENT AND         on a straight-line basis over the estimated useful life of
DEPRECIATION          the related assets (generally five years). Leasehold
                      improvements are amortized over the lesser of the lease term or the useful life of the property.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================


RESEARCH AND          All costs incurred to establish the technological
DEVELOPMENT COSTS     feasibility of products are considered research and
                      development costs which are charged to expense as incurred.

GOODWILL The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated period of benefit, which is 7 years. The Company periodically evaluates the goodwill for possible impairment. The analysis consists of a comparison of future projected cash flows to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment.


ASSET                 In accordance with SFAS 121, the Company periodically
IMPAIRMENT            evaluates the carrying value of long-lived assets when
                      events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.


INCOME TAXES          The Company accounts for income taxes in accordance with
                      Statement of Financial Accounting Standards No. 109,
                      Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred taxes are determined using the liability method which requires the recognition of deferred tax assets and liabilities based on differences between financial statement and income tax basis using presently enacted tax rates.

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

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================


COMPREHENSIVE         On May 1, 1998, the Company adopted Statement of Financial
INCOME                Accounting Standards No. 130, "Reporting Comprehensive
                      Income". Comprehensive income as defined includes all changes to equity except that resulting from investments by owners and distributions to owners. The Company has no items of comprehensive income to report.


EARNINGS PER SHARE    Earnings per share is based on the weighted average
                      number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.
                      Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Basic and diluted earnings per share are the same during 1999, 1998 and 1997 because the impact of dilutive securities is anti-dilutive.

RECENT                In June 1998, the Financial Accounting Standards Board
ACCOUNTING            issued Statement of Financial Accounting Standards No.
PRONOUNCEMENTS        133, "Accounting for Derivative Instruments" ("SFAS 133").
                      SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.
                      SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

1. RECENT EVENTS      On June 2, 1998, the Company filed a voluntary petition
   AND FUTURE         for reorganization under Chapter 11 of the United States
   PROSPECTS          Bankruptcy Code. This filing was a direct result of
                      enforcement activities by a judgment creditor (See Note
                      7). The Company negotiated with its creditors a consensual Plan of Reorganization (the "Plan") and filed with the Court a Disclosure Statement and Plan of Reorganization dated October 21, 1998 as modified on December 23, 1998, January 8, 1999 and finally February
                      16, 1999. Creditors approved the Plan in March 1999 and the Court confirmed this Plan on March 30, 1999. The Plan became effective on April 12, 1999.

                      Pursuant to the Plan, Class 1 creditors, representing existing holders of convertible debentures, are required to convert their debt to equity within six months of the effective date of the Plan. Claims of unsecured creditors, below $1,000, were repaid in cash on or before April 30, 1999. Claims of unsecured creditors greater than $1,000 were satisfied by two cash payments totaling 25% of the allowed claim on or before April 30, 1999. The Company issued debentures to these unsecured creditors for the remaining 75% of their allowed claims. The claim of Gary Davison related to the judgement of $1,195,560 obtained against the Company was reduced to $900,000 and allowed as an unsecured nonpriority claim. The Company then dismissed its appeal of the state court verdict underlying the Davison claim and Davison withdrew a second claim of $2,350,000 related to a pending trial on another matter associated with his dismissal from the Company. Prior to confirmation of the Plan, the Company's President assumed the allowed claim, the effect of which is the amount due Davison will now be paid to him.

                      In funding its Plan, the Company raised $1,000,000 by selling common stock in a private offering. The debentures, totaling $2,490,357 issued to the unsecured creditors, including the President in connection with purchase of the Davison claim, mature in April 2003. The debentures will be convertible into common stock of the Company between the first and fourth anniversary of the effective date of the Plan. The debentures are convertible at the average of the closing price of the Company's common stock for the ten consecutive trading days ending on the trading day immediately prior to conversion. The debentures bear interest at 7.5%, payable in common stock of the Company. If not converted sooner, all debentures must be converted to common stock by April 2003. The Company has the right , at anytime, to redeem for cash at par value all of the outstanding debentures plus any accrued interest.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================



                      Each debenture holder has the additional right to surrender the entire debenture to the Company on April 12, 2000 and receive cash equal to 15% of the holder's original allowed claim plus interest.

                      Confirmation of the Plan on March 30, 1999 resulted in an extraordinary gain determined as follows:

------------------------------------------------------------------------------

Accounts payable - unsecured creditors                    $      2,849,360
Reserve for litigation settlement                                1,195,560
------------------------------------------------------------------------------

Net carrying value of liabilities exchanged                      4,044,920

LESS CONSIDERATION EXCHANGED:
    Convertible debentures issued                                2,490,357
    Cash option to unsecured creditors                             845,014
    Settlement of note receivable                                 (123,600)
------------------------------------------------------------------------------

Total consideration exchanged                                    3,211,711
------------------------------------------------------------------------------

EXTRAORDINARY GAIN                                        $        833,149
==============================================================================

                      BASIS OF PRESENTATION

                      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As explained below the Company has sustained recurring operating losses and cash flow deficits, particularly in fiscal 1998 and 1999. The bankruptcy filing discussed in the paragraphs above had an adverse impact on revenues which contributed to the significant net loss in fiscal 1999. These factors raise substantial doubt about the Company's ability to continue in existence. Management's plans in regard to these matters are described in the succeeding paragraphs. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                      FUTURE PROSPECTS

                      The Company plans to introduce several new products to its customers in fiscal 2000, some of which will be the ChanlCom products formerly manufactured by KG Data Systems, Inc. (see Note 2). Also, the Company is increasing its marketing efforts in Latin America, Korea and China in hopes of generating additional revenue. In addition, the Company expects to reduce administrative expenses in fiscal 2000 due to the elimination of legal fees related to the Davison litigation and the bankruptcy filing.

                      While the Company is optimistic that it can execute its revised business plan, there can be no assurance that the increased sales necessary to return to profitability will materialize or if they do, that the Company will be able to raise sufficient cash to fund the additional working capital requirements.


2. BUSINESS           On March 31, 1999, the Company acquired all of the assets
   ACQUISITIONS       and assumed certain liabilities (as defined in the
                      agreement) of KG Data Systems, Inc., ("KG Data"). KG Data has developed a product which transmits data between IBM mainframes and remote offices. The purchase price was $845,000, which was funded through the issuance of 719,149 shares of the Company's common stock. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The Company recorded $723,325 of goodwill related to this transaction. This goodwill is being amortized on a straight line basis over a seven year period. The operations of KG Data in 1999 and 1998 were not material and accordingly, the Company has not presented pro forma results of operations.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

3. INVENTORIES   Inventories consist of the following components:

                 April 30,                              1999            1998
                 ---------------------------------------------------------------

                 Production materials                $ 2,916,235     $ 2,917,922
                 Work-in-process                         111,568         336,680
                 Finished goods                        1,080,985       1,233,593
                 ---------------------------------------------------------------

                                                       4,108,788       4,488,195

                 Reserve for inventory obsolescence   (1,450,000)     (1,370,000)
                 ---------------------------------------------------------------

                                                     $ 2,658,788       3,118,195
                 ===============================================================

4. ACCOUNTS
   RECEIVABLES   Accounts receivable consist of the following:

                 April 30,                              1999             1998
                 ---------------------------------------------------------------
                 Trade                               $   857,402     $ 3,343,500
                 Employee and other                       60,090          79,840
                 ---------------------------------------------------------------

                                                         917,492       3,423,340

                 Allowance for doubtful accounts        (300,000)       (300,000)
                 ---------------------------------------------------------------

                                                     $   617,492     $ 3,123,340
                 ===============================================================

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

====================================================================================================
5. PROPERTY AND         Property and equipment consists of the following:
   EQUIPMENT

                         April 30,                                       1999              1998
                        ----------------------------------------------------------------------------

                        Manufacturing equipment                      $251,285          $491,179
                        Furniture and fixtures                        293,901           316,212
                        Leasehold improvements                         26,188            24,649
                        Computers and electronics                     650,154           616,780
                        Software                                      478,549           391,004
                        Demo equipment                                 91,584            92,320
                        ----------------------------------------------------------------------------

                                                                    1,791,661         1,932,144

                        Less accumulated depreciation
                            and amortization                       (1,159,702)       (1,156,687)
                        ----------------------------------------------------------------------------

                                                                  $   631,959          $775,457
                        ============================================================================

                        Depreciation expense for the three years ended April
                        30, 1999, 1998 and 1997 was $379,591, $357,583 and
                        $227,346, respectively.


6. LONG-TERM            Long-term debt consists of the following:
   DEBT

                         April 30,                                    1999             1998
                        ----------------------------------------------------------------------------

                        7.5% Convertible debentures, due
                            April 2003                            $2,490,357        $         -

                        5.0% Convertible debentures, due
                            April and May 2001                       200,000          1,205,299
                        ----------------------------------------------------------------------------

                                                                  $2,690,357        $ 1,205,299
                        ============================================================================

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                      In April 1999 the Company issued $2,490,357 in convertible debentures in satisfaction of the remaining 75% of each claim allowed in its plan of reorganization (see Note 1). The debentures earn interest at a rate of 7.5% payable in the form of common stock of the Company at time of conversion. The debentures are convertible at the average of the closing price of the Company's common stock for the ten consecutive trading days ending on the trading day immediately preceeding the date of conversion. No conversions will be permitted prior to April 6, 2000. The Company may execute a cash prepayment of the debenture at any time. Each debenture holder has the additional right, but not the obligation, to surrender the entire debenture to the Company on April 12, 2000 and receive a cash distribution equal to 15% of the holder's original allowed claim together with accumulated interest under the plan of reorganization. The debentures mature on April 12, 2003. Any debentures which have not been converted by this date will automatically be converted into common shares of the Company.

                      In April 1997, the Company issued $3,000,000 in 5.0% Convertible Debentures due April 2001. In May 1997, the Company issued $2,000,000 in 5% convertible debentures due May 2001. For the first 180 days following the issuance, the debentures were convertible at the option of the holder into common stock at a conversion price equal to the average closing bid prices on NASDAQ for the ten trading days prior to conversion. If the conversion occurs more than 180 days after the issuance, the conversion price is the lesser of 125% of the average closing bid prices on NASDAQ for the ten trading days prior to the issuance date, or, 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date. In addition, if the conversion occurs more than 180 days after the issuance, the holder will receive one warrant for every five shares of common stock received upon conversion of the debentures. If the conversion occurs more than 360 days from the issuance, the holder will receive one warrant for every 2 1/2 common shares received upon conversion of the debentures. Each warrant will have a strike price set at 125% of the market price of the Company's common stock at the time of conversion. During 1999 and 1998, holders of the debentures converted $1,005,299 and $3,946,373 of debentures into 1,652,717 and 1,997,232 shares of common stock, respectively.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                      The terms of the Convertible Debenture provide for conversion at a discount to the market commencing 181 days after issuance. The value of the discount, using a conversion price of 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date, was approximately $550,000. Since the holders of the Convertible Debentures did not elect to exercise their option to convert the debentures into common stock of the Company within 180 days of issuance (i.e., at a conversion price of 100% of market), the Company was required to recognize on the 181st day from issuance the amount of the conversion discount. Recognition of the conversion discount reduced income available to common shareholders during fiscal 1998 by $550,000 in the form of a one-time non-cash charge to interest expense


7. COMMITMENTS        LITIGATION
   AND
   CONTINGENCIES

                      In 1997, Gary H. Davison a former officer and director of the Company commenced two lawsuits against the Company in the Circuit Court of Fairfax, Virginia, one for wrongful termination and the other for breach of contract. The breach of contract action involved claims for options to purchase 100,000 shares of stock and a $100,000 bonus. On February 17, 1998, a jury in Fairfax County awarded Mr. Davison $1,125,000 in damages and $163,233 in interest accrued from May 26, 1996 in this case. Accordingly, the Company recorded a loss provision for this amount in its third fiscal quarter ended January 31, 1998. Subsequently, this award was reduced by $100,000. The Company filed an appeal of this decision with the Virginia Supreme Court. The Company settled these lawsuits for $900,000 as part of its plan of reorganization (see Note 1).


                      SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

                      In fiscal 1995, the Securities and Exchange Commission (the "SEC") began an inquiry relating to certain prior public disclosures and periodic reports of the Company. The Company and the SEC staff are continuing settlement discussions.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                      EXCLUSIVE LICENSE AGREEMENTS

                      In May 1998, the Company entered into an exclusive license agreement with KG Data Systems, Inc. to manufacture, market and sell products with channel-attached technology known as ChanlComm. The terms of this agreement called for an initial payment of $150,000, with $70,000 payable upon executing the agreement and the remaining $80,000 payable in four weekly installments of $20,000 beginning May 18, 1998. The agreement called for royalties of 5% of net sales with minimum royalties or $8,000 per month. Additional cash payments of $100,000 and $200,000 were due if net revenues of ChanlComm products exceeded $1,500,000 and $2,500,000, for the years ended April 30, 1999 and 2000, respectively. An additional royalty of 3% was due for all net revenues in excess of $2,500,000. The initial term of the agreement was five years and was renewable by the Company for two additional five year terms. The Company was also required to reimburse KG Data Systems, Inc. certain expenses on a monthly basis, as specified in the agreement This agreement was terminated on March 31, 1999 in connection with the acquisition of all the assets and certain liabilities (as defined in the agreement) of KG Data Systems, Inc (see Note 2).

                      In November 1998, the Company entered into a 20-year licensing agreement with Telogy Networks, Inc. to deliver their Golden Gateway Voice Over Packet software and documentation service. The total committed cost is $281,000. Payments will be spread over a 24-month period.

                      In November 1998, the Company obtained a worldwide non exclusive royalty bearing license from Alcatel Data Networks, Inc. ("Alcatel") to use and further develop Alcatel owned technology and intellectual property. The terms and conditions of this agreement call for a one-time fee of $50,000 payable in four equal installments plus royalty payments based on unit sales. The initial term of this agreement is twenty years and is renewable subject to negotiation of terms and conditions agreeable to both parties 30 days prior to its expiration.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                      In May 1999, the Company entered into a licensing and task order agreement with Taboret, an Arinc Inc. subsidiary. The license provides for development of a graphical user interface (GUI) and a suite of SNMP tools to manage communication equipment and create management reports. The total committed cost for the basic management system is $61,000. An additional committed cost for each FastComm unit type, special project editor, maintenance, block distribution run time licenses and options totaled $15,000.

                      OPERATING LEASES

                      The Company leases office space and certain office equipment under operating lease arrangements that expire at various dates through 2003. The main office lease provides for scheduled rent increases in the future which are being amortized over the lease period. Rent expense for the years ended April 30, 1999, 1998, and 1997, was approximately $609,000, $662,000 and $515,000, respectively. Aggregate future minimum lease payments under the operating leases are as follows:

                      Year ended April 30,
                      ----------------------------------------------------------

                      2000                                       $476,000
                      2001                                       $351,000
                      2002                                       $245,000
                      2003                                       $215,000
                      ----------------------------------------------------------


                      COMPENSATION

                      The Company maintains an employment agreement with its President and Principal Executive Officer. This agreement provides for a base salary of $100,000 plus bonus and incentive compensation as may be deemed appropriate by the Board of Directors. The agreement was scheduled to expire on January 31, 1999, however, the agreement was automatically renewed through January 31, 2000 by the Board of Directors. In connection with the acquisition of KG Data, the Company entered into a three year employment agreement, expiring March 31, 2002, with the former President and sole stockholder of KG Data. This agreement provides for a base salary of $100,000 plus bonus and incentive compensation as deemed appropriate by the Board of Directors.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


8. STOCKHOLDERS'      STOCK ISSUANCES
   EQUITY
                      On March 31, 1999, the Company acquired all of the assets and assumed certain liabilities (as defined in the agreement) of KG Data Systems, Inc. The purchase price amounted to $845,000, which was funded through the issuance of 719,149 shares of the Company's common stock.

                      In April 1999, the Company issued 1,333,333 shares of common stock for $1,000,000 though a private placement offering of securities to a group of Company employees, insiders and accredited investors. These proceeds, except for the $152,367 placed in escrow, funded the 25% cash payment to the unsecured creditors as per the plan of reorganization.

                      Subsequent to April 30, 1999, but prior to the issuance of this report, the Company raised $1,000,000 through a private placement offering of securities ("unit") to a group of accredited investors. The units were sold at $1.00 per unit. Each unit consists of one of share of common stock, an A warrant exercisable immediately and permitting the holder to purchase one share of common stock at a price of $1.50 per share, and a B warrant exercisable immediately and permitting the holder to purchase one half of a share of common stock at a price of $2.25 per share. The warrants are exercisable for three years ending July 2002. The A and B warrants may be redeemed by the Company if the Company's common stock remains above $3.00 and $4.50 per share, respectively, for twenty consecutive trading days.

                      On January 31, 1997, the Company acquired Comstat Datacomm Corporation, ("CDC"), a Georgia corporation engaged in the data communications business. The aggregate purchase price amounted to $1,000,000 (subject to post closing adjustments) consisting of $900,000 funded at closing and an additional $100,000 of contingent consideration. The Company funded this acquisition through the issuance of 146,600 shares of its common stock. An additional 43,985 shares of common stock with a fair value of approximately $300,000 were placed in escrow and could have been issued upon CDC achieving certain revenue targets for the fiscal year ended May 31, 1998. The revenue targets were not met and the escrow shares have been canceled.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


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

                      The following table relates to options outstanding, granted, exercised, and canceled during 1999, 1998 and 1997, under the Plan:

                                                                         Option
                                                 Number                   Price
                      Options                   of Shares            Per Shares
                      ----------------------------------------------------------

                      Outstanding at
                          April 30, 1997        1,165,535      $  2.06 to 15.63
                          April 30, 1998        1,360,911      $  2.06 to 15.63
                          April 30, 1999        1,765,992      $  0.25 to 15.63

                      Granted
                          During 1997             514,000      $  6.50 to 15.63
                          During 1998           1,046,564      $  2.50 to  5.88
                          During 1999             866,138      $  0.25 to  1.35

                      Exercised
                          During 1997             104,803      $  3.25 to  5.13
                          During 1998               3,499      $  5.00 to  5.88
                          During 1999                   -                     -

                      Canceled
                          During 1997             140,871      $  3.25 to 12.00
                          During 1998             847,689      $  2.50 to 15.63
                          During 1999             461,057      $  0.29 to 12.00

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                      At April 30, 1999, 514,857 stock options are exercisable under the plans at exercise prices ranging from $2.06 to $15.63 with a weighted-average exercise price of $6.88 and a weighted-average contractual maturity of approximately one year, as follows: 228,582 options exercisable at $2.50 to $5.88, weighted at $2.66, with a weighted maturity of one-half year; 256,942 options exercisable at $2.06 to $15.63, weighted at $5.25, with a weighted maturity of one and one-half years; and 29,333 options exercisable at $6.50 to $12.00, weighted at $8.39, with a weighted maturity of one year.

                      The Company has adopted the disclosure-only provisions of SFAS-No. 123 "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. For SFAS No. 123 purposes, the weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.53% and 5.77% and expected volatility of 60% and 65% for the years ended April 30, 1999 and 1998, respectively, a dividend payout rate of zero for each year and an expected option life of 5 years. Using these assumptions, the weighted average fair value of the stock options granted is $0.38 and $1.76, for 1999 and 1998, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.


                      If the Company had elected to recognized compensation cost based on the fair value at the grant dates for options issued under the plans described above, consistent with the method prescribed by SFAS No. 123, net income (loss) applicable to common shareholders and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

                      Year ended April 30,
                      (in thousands, except per
                      share data)                     1999       1998     1997
                      ----------------------------------------------------------

                      Net loss applicable to
                        common shareholders:
                          as reported               $(5,550)   $(9,089)   $(595)
                          pro forma                  (6,611)   (10,039)    (931)

                      Loss per share: as reported    $(0.43)  $  (0.87)  $(0.06)
                                 pro forma            (0.51)     (0.97)   (0.09)
                      ==========================================================

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


10. INCOME TAXES      The Company has net operating loss carryforwards for
                      income tax reporting purposes of approximately
                      $26,006,000, which begin to expire in 2008. The amount of the net operating loss carryforward related to the compensation element of stock options is approximately
                      $10,156,000, which when realizable will be a credit to paid in capital. In addition, the Company has research and development credit carryforwards of approximately
                      $662,000, which begin to expire in 2006.

                      The difference between the Federal tax rate and the effective tax rate realized as a percent of pretax earnings for the years ended April 30, 1999, 1998, and 1997, is as follows:


                                                              1999                          1998                      1997
                                                      AMOUNT         RATE           AMOUNT         RATE       AMOUNT      RATE
                      --------------------------------------------------------------------------------------------------------------

                       Tax provision
                          (benefit) at
                          Statutory rates         $(1,887,000)       (34.0)      $(5,817,000)     (34.0)    $(202,000)    (34.0)

                       Tax benefit not
                          recorded                  1,887,000         34.0         5,817,000       34.0       382,000      64.0

                       Compensation
                          element of stock
                          options                           -          -                   -        -        (235,000)    (39.5)

                       Other                                -          -                   -        -         (55,000)     (9.5)
                      --------------------------------------------------------------------------------------------------------------

                                                  $         -          -         $         -        -       $        -       -
                      ==============================================================================================================

                      The primary differences between income (loss) for financial reporting and income tax purposes is the recognition of reserves for uncollectible accounts receivable and obsolete inventory, the compensation element of stock options and research and development expenses, which are not currently deductible for income tax purposes.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                      No deferred taxes have been recognized in the accompanying consolidated financial statements as of April 30, 1999 and 1998. The components of deferred income taxes are as follows:

                       April 30,                                                             1999                          1998
                      --------------------------------------------------------------------------------------------------------------

                      DEFERRED TAX LIABILITIES
                          Accelerated depreciation                                 $      114,000                  $    113,000
                      --------------------------------------------------------------------------------------------------------------

                      Total deferred tax liabilities                                      114,000                       113,000
                      --------------------------------------------------------------------------------------------------------------

                      DEFERRED TAX ASSETS
                          NOL carryforwards                                            10,403,000                     7,577,000
                          Allowance for doubtful accounts                                 120,000                       120,000
                          Inventory reserve                                               580,000                       548,000
                          Tax credits                                                     662,000                       552,000
                          Reserve for litigation settlement                                     -                       478,000
                          Stock options as compensation                                    31,000                        19,000
                          Other                                                            48,000                        24,000
                      --------------------------------------------------------------------------------------------------------------

                      Total deferred tax assets                                        11,844,000                     9,318,000
                      --------------------------------------------------------------------------------------------------------------

                      Net deferred tax assets                                          11,730,000                     9,205,000
                      Less: Valuation allowance                                    $  (11,730,000)                   (9,205,000)
                      --------------------------------------------------------------------------------------------------------------

                      TOTAL                                                        $            -                  $          -
                      ==============================================================================================================

                      Management has provided a valuation allowance for deferred tax assets as of April 30, 1999, because they are unable to predict when the benefit of these items will be recognized in future years.




11. SIGNIFICANT       Certain customers accounted for 10% or more of the
    CUSTOMERS AND     Company's total revenue during the years ended April 30,
    FOREIGN EXPORTS   1999, 1998 and 1997 as noted below:

                                       1999                                  1998                              1997
                           CUSTOMER           % OF SALES           CUSTOMER       % OF SALES        CUSTOMER         % OF SALES
                      -------------------------------------------------------------------------------------------------------------

                               C                  28                  C               32               A                 29
                                                                                                       B                 16
                      =============================================================================================================

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                      Sales to customers A and B were $3,271,000 and $1,831,000 in 1997, respectively. Sales to customer C were $1,307,000 and $2,870,000 in 1999 and 1998, respectively.

                      In 1999, 1998 and 1997, the Company had export sales to foreign customers totaling approximately $1,800,000, $3,292,000, and $846,000, respectively. These amounts constitute 39%, 37% and 8% of total revenues, respectively. The export sales were made to customers in Venezuela, Peru and Brazil.

12. BENEFIT PLAN      The Company maintains a defined contribution plan that
                      covers substantially all of its employees. Employees may contribute a portion of their compensation as defined under the Internal Revenue Code and employer contributions are discretionary. There were no employer contributions in 1999, 1998 or 1997.

13. FINANCIAL         Generally accepted accounting principles requires the
    INSTRUMENTS       disclosure of the fair value of financial instruments;
                      however, this information does not represent the aggregate net fair value of the Company. Some of the information used to determine fair value is subjective and judgmental in nature; therefore, fair value estimates, especially for less marketable securities, may vary. The amounts actually realized or paid upon settlement or maturity could be significantly different.

                      Unless quoted market price indicates otherwise, the fair value of accounts receivable generally approximates market because of the short maturity of these instruments. The Company has estimated the fair value of long-term debt based on quoted market prices for similar loans.

                      The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows:

                                                      April 30, 1999
                                        --------------------------------------
                                        Carrying               Estimated
                                        Amount                 Fair Value
                      --------------------------------------------------------

                      Long-term debt    $2,490,357             $1,825,000
                      ========================================================

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


14. FOURTH QUARTER    During the fourth quarter ended April 30, 1998, the
    ADJUSTMENTS       Company recorded provisions for obsolete inventory of
                      $570,000 and a valuation allowance related to an uncollectible note receivable of $273,600 all of which had the effect of increasing the operating loss and net loss by $843,600 or $0.08 per share. These additional provisions were necessary in the fourth quarter of fiscal
                      1998 due to changes in estimates caused by decreased sales and the decline in the fair value of the related collateral for the note receivable. During the fourth quarter ended April 30, 1997, the Company reduced its reserve for inventory obsolescence by $100,000 which had the effect of reducing the operating loss and net loss by $100,000 or $0.01 per share.


15. SUPPLEMENTAL      Supplemental information on interest and income taxes paid
    CASH FLOW         is as follows:
    INFORMATION

                      For the Year ended April 30,                            1999                 1998               1997
                      -----------------------------------------------------------------------------------------------------------

                      Interest                                            $         -          $       542           $35,721
                      -----------------------------------------------------------------------------------------------------------

                      Supplemental disclosure of non-cash investing and financing activities:

                       For the Year ended April 30,                               1999                1998              1997
                      -----------------------------------------------------------------------------------------------------------

                      Issuance of stock for
                          convertible debentures                            $1,005,299          $3,794,701      $          -
                      -----------------------------------------------------------------------------------------------------------

                      Issuance of stock in connection
                          with acquisition of assets
                             of CDC:
                          Fair value of assets acquired                              -                   -         1,482,536
                          Fair market value of common
                             stock issued                                            -                   -         1,000,000
                      -----------------------------------------------------------------------------------------------------------

                      Liabilities assumed                                            -                   -           482,536
                      -----------------------------------------------------------------------------------------------------------

                      Issuance of stock in connection
                          with acquisition of assets
                          of KG Data
                          Fair value of assets acquired                       $845,000                   -                 -
                      -----------------------------------------------------------------------------------------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

FASTCOMM COMMUNICATIONS CORPORATION

The audits referred to in our report, which includes an explanatory paragraph related to substantial doubt about the Company's ability to continue as a going concern, to FastComm Communications Corporation, dated July 12, 1999 which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index for each of the three years in the period ended April 30, 1999. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.


                                                    BDO Seidman, LLP

Washington, D.C.
July 12, 1999

                                             FASTCOMM COMMUNICATIONS CORPORATION



                                   SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                                                     SCHEDULE II

==============================================================================================================================


                                                                  Balance        Charged to                            Balance
                                                             at Beginning         Costs and                             at End
                                                                of Period          Expenses       Deductions         of Period
------------------------------------------------------------------------------------------------------------------------------

Year Ended April 30, 1997

   Reserves and allowances deducted from asset accounts:
         Obsolescence reserve for
            inventory                                          $  600,000       $         -       $ (100,000) 2/    $  500,000
         Allowance for doubtful
            accounts                                           $  100,000       $   151,000       $ (141,000) 1/    $  110,000
------------------------------------------------------------------------------------------------------------------------------

Year Ended April 30, 1998

   Reserves and allowances deducted from asset accounts:
         Obsolescence reserve for
            inventory                                          $  500,000       $ 1,110,000       $ (240,000) 2/    $1,370,000
         Allowance for doubtful
            accounts                                           $  110,000       $   275,421       $ (85,421) 1/     $  300,000
------------------------------------------------------------------------------------------------------------------------------

Year Ended April 30, 1999

   Reserves and allowances deducted from asset accounts:
         Obsolescence reserve for
            inventory                                          $1,370,000       $    80,000       $           -     $1,450,000
         Allowance for doubtful
            accounts                                           $  300,000       $    78,792       $  (78,792) 1/    $  300,000
------------------------------------------------------------------------------------------------------------------------------


1/ Accounts written off
2/ Inventory scrapped or disposed of

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following lists the directors and executive officers of the Company, their ages, descriptions of their business experience and positions held with the Company as of April 30, 1999:

            Name                            Age         Position
            ----                            ---         --------
            Peter C. Madsen(1) (2)          48          President, Chief Executive Officer and Chairman of the Board
            Robert C. Abbott                55          Chief Technology Officer, Secretary
            William A. Flanagan             56          Vice President - Technology
            Mark H. Rafferty                44          Vice President - Finance, Treasurer and Director
            Edward C. Bursk                 40          Vice President - Marketing
            William A. Grant                46          Vice President - Global Sales
            Dr. Kenneth Bloom               50          Vice President - Mainframe Networking
            Safa Alkateb                    31          Vice President - Engineering
            Thomas W. Colligan              51          Vice President - Corporate Development
            Edward R. Olson(1) (2)          57          Director
            Thomas G. Amon(1) (2)           52          Director

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

Robert C. Abbott served as Vice President - Engineering and as Secretary of the Company from 1984 through April 1998. Effective May, 1998, Mr. Abbott assumed the role of Chief Technology Officer of the Company and was on medical leave from the Company until his death on July 21, 1999.

William A. Flanagan has served as Vice President - Technology from September 1991 to October 9, 1998 when he resigned. Prior to that, from 1987 through September 1991, he was Vice President - Network Marketing and Vice President Technology for Newbridge Networks Inc. Mr. Flanagan is the author of a variety of best selling books on digital communications technology.

Mark H. Rafferty has been Vice President, Chief Financial Officer and Treasurer of the Company since August 1993 and a director of the Company since March 1998. From August 1992 to August 1993, Mr. Rafferty was Vice President, Finance at Newbridge Networks Inc. From August 1987 through August 1992, Mr. Rafferty was Controller of Newbridge Networks Inc.

Edward C. Bursk was Vice President, Sales and Marketing of the Company from November 1996 to July 1998 at which time he resigned. From September 1995 to October 1996, Mr. Bursk was President of the U.S. Division of Ouest Standard Telematique S.A., a French telecommunications manufacturer. From May 1994 to September 1995, Mr. Bursk served as Assistant Vice President, Marketing for FastComm. Mr. Bursk served as General Manager, Packet Switching for Dynatech Communications from June 1993 to May 1994.

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

Kenneth A. Bloom has served as Vice President - Mainframe Networking since March, 1999. For five years prior to this time, Dr. Bloom was President and sole stockholder of KG Data Systems, Inc., which was acquired by the Company in March, 1999.

Safa Alkateb has been Vice President - Engineering for the Company since February, 1999. From April, 1994 to January, 1999, Mr. Alkateb held a variety of engineering positions within the Company. From October, 1992 to March 1994, Mr. Alkateb was Product Development Senior Software Engineer for Novak Engineering Company, an engineering consulting firm.

Thomas W. Colligan has been Vice President - Business Development for the Company since July, 1998. From August 1997 to February 1998, Mr. Colligan was employed by InterNex Information Systems, a nationwide internet service provider. From November, 1992 to January 1997, Mr. Colligan was Director of Federal Sales, National Accounts and Eastern Region Operations for Ascend Communications, a telecommunications equipment manufacturer.

Edward R. Olson has served as a director since January 1989. From 1990 to April 1997, Mr. Olson was the President, Chief Executive Officer and Chairman of M-C Industries, Inc., a fluid hydraulics equipment manufacturer. Commencing July 1, 1995, Mr. Olson became a principal in KPMG Baymark Strategies LLC, an independent consulting firm in a strategic alliance with KPMG Peat Marwick, LLP. KPMG Baymark Strategies LLC has since become Dominion Management LLC. Mr. Olson was President and COO of Porta Systems Corporation from November 1995 to January 1997. Mr. Olson has been Chairman of S&L Metal Products Corporation, Queens, NY for the last five years.

Thomas G. Amon has served as a director since December 1994. For the past five years, Mr. Amon has been an attorney in private practice in New York City. Since June 1, 1999, Mr. Amon has been a partner in the law firm on Sokolow, Dunaud, Mercadier & Carreras, LLP., New York, NY and Paris, France.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons. The Company believes that during its fiscal year ended April 30, 1999, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.     EXECUTIVE COMPENSATION

BOARD REPORT ON EXECUTIVE COMPENSATION

The Company does not have a formal compensation committee. Compensation levels for executive officers are approved by the Board of Directors. The Board of Directors is presently comprised of the following individuals: Peter C. Madsen, Thomas G. Amon , Edward R. Olson and Mark H. Rafferty. Salaries are reviewed periodically and are based on individual performance, the extent of individual responsibility and comparisons with salaries paid in the industry.

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

The Board granted seven executive officers options during fiscal 1999. Six of these grants were determined by the individuals performance, responsibility, seniority. The remaining grant was a condition of employment.

The Board adheres to a policy of granting options to executive officers based upon performance and responsibility. In addition, the Board also considers the relative importance of the job function being performed and the number of options currently held by the executive officer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year, Peter C. Madsen, Edward R. Olson, Thomas G. Amon and Mark H. Rafferty as directors participated in deliberations of the Company's Board of Directors concerning executive officer compensation and stock option grants, including their own. None of such directors was party to any reportable interlock or participation during fiscal 1999.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid by the Company to the nine named executives (the "Named Executive Officers") for services furnished in all capacities to the Company during the fiscal year ended April 30, 1999, as well as such compensation paid by the Company to the Named Executive Officers during the Company's two previous fiscal years:

                                                                                                    LONG TERM
                                                                                                   COMPENSATION
                                                                                                      AWARDS
                                                      ANNUAL COMPENSATION                         -------------
                                     ------------------------------------------------------         SHARES OF
                                                                               OTHER ANNUAL        COMMON STOCK
                                                                               COMPENSATION         UNDERLYING
NAME AND PRINCIPAL POSITION          YEAR       SALARY ($)     BONUS ($)         ($) (1)             OPTIONS
------------------------------       ----       ----------     ---------         -------             -------
Peter C. Madsen (2)                  1999         96,154           0              7,320               20,000
   President, CEO and Chairman       1998         98,077           0              7,320                 0
   of the Board of Directors         1997        101,757           0              6,613                 0

Mark H. Rafferty (3)                 1999        125,000           0              8,075               20,000
   Vice President and                1998        116,732           0              8,075                 0
   Chief Financial Officer           1997        108,503           0              5,824               25,000

Robert C.  Abbott (4)                1999         46,154           0                0                 20,000
   Vice President                    1998         86,999           0                0                   0
   Corporate Secretary               1997         98,639           0                0                 15,000

Safa Alkateb (5)                     1999         89,192           0                0                 47,000
   Vice President -
   Engineering

William A. Flanagan (6)              1999         58,731           0                0                 20,000
   Vice President -                  1998        106,645           0              2,220               10,000
   Technology                        1997        109,417           0              2,511                 0

Edward C. Bursk (7)                  1999         25,239           0              1,000                 0
   Vice President-                   1998        116,250         15,000           4,800                 0
   Marketing                         1997         52,532           0              2,400               55,000

Thomas Colligan (8)                  1999         61,058           0              10,000             125,000
   Vice President-
   Corporate Development

William A. Grant (9)                 1999        167,983           0              6,000               35,000
   Vice President-                   1998         64,098         30,000           3,000              100,000
   Global Sales

Kennth A. Bloom (10)                 1999         8,333            0                0                120,000
   Vice President-
   Mainframe Networking

1)    Automobile benefit.

2) At April 30, 1999, Mr. Madsen held 1,278,220 restricted shares of Common Stock with a market value of $1,358,109 at that date. 3) At April 30, 1999, Mr. Rafferty held 43,420 restricted shares of Common Stock with a market value of $46,134 at that date.

4) At April 30, 1999, Mr. Abbott held 192,408 restricted shares of Common Stock with a market value of $204,434 at that date. Mr. Abbott died on July 21, 1999.

5) At April 30, 1999, Mr. Alkateb held 2,000 restricted shares of Common Stock with a market value of $2,125 at that date.

6) At April 30, 1999, Mr. Flanagan held 219,421 restricted shares of Common Stock with a market value of $233,135 at that date. Mr. Flanagan resigned from the Company on October 9, 1998.

7) At April 30, 1999, Mr. Bursk held 500 restricted shares of Common Stock with a market value of $531 at that date. Mr. Bursk resigned from the Company on July 12, 1998

8) At April 30, 1999, Mr. Colligan held 460,002 restricted shares of Common Stock with a market value of $488,752 at that date. Includes 200,000 shares owned by Mr. Colligan's spouse.

9) At April 30, 1999, Mr. Grant held 36,667 restricted shares of Common Stock with a market value of $38,959 at that date.

10) At April 30, 1999, Dr. Bloom held 719,149 restricted shares of Common Stock with a market value of $764.096 at that date.



FISCAL 1999 OPTION GRANTS

The following table sets forth information concerning grants of stock options to the Named Executive Officers and Directors made pursuant to the Company's 1992 Stock Option Plan during the fiscal year ended April 30, 1999:

                     Stock Option Grants in Fiscal Year 1999


                               INDIVIDUAL GRANTS

                           Securities     Percent of                                    Potential Realizable Value
                          Underlying    Total Options       Exercise                     at Assumed Annual Rates
                            Options      Granted to           or                       of Stock Price Appreciation
                            Granted     Employees in      Base Price     Expiration          For Option Term
Name                          (#)        Fiscal Year        ($/sh)         Date            5% ($)      10% ($)
----                          ---        -----------        ------         ----            ------      -------

Peter C. Madsen              20,000        2.31%             $0.46         9/9/03           $2,540       $5,616

Mark H. Rafferty             20,000        2.31%             $0.46         9/9/03           $2,540       $5,616

Robert C. Abbott             20,000        2.31%             $0.46         9/9/03           $2,540       $5,616

William A. Flanagan          20,000        2.31%             $0.46         9/9/03           $2,540       $5,616

Thomas G. Amon               20,000        2.31%             $0.46         9/9/03           $2,540       $5,616

Edward R. Olson              20,000        2.31%             $0.46         9/9/03           $2,540       $5,616

Edward C. Bursk                0             -                  -             -                -            -

Thomas Colligan             125,000        14.4%             $0.46        7/31/03          $15,875      $35,100

William A. Grant             15,000        1.73%             $0.46        7/31/03           $1,905       $4,212

William A. Grant             20,000        2.31%             $0.46         9/9/03           $2,540       $5,616

Safa Alkateb                 10,000        1.15%             $0.46        7/30/03           $1,270       $2,808

Safa Alkateb                 25,000        2.89%             $0.25        12/14/03          $1,725       $3,925

Safa Alkateb                 12,000        1.39%             $0.46        9/13/03           $1,524       $3,370

The exercise price of each option may not be less than 100% of the fair market value of the stock on the date of the grant for incentive options or 85% of such fair value for non-qualified stock options, as determined by the Board of Directors. Options vest over a three year period and expire five years from date of grant and, in most cases, upon termination of employment.

FISCAL 1999 AGGREGATE OPTION EXERCISES AND YEAR-END OPTION VALUES

The following table sets forth information concerning each exercise of stock options during the fiscal year ended April 30, 1999 by each of the Named Executive Officers and Directors and the fiscal year-end value of unexercised options held by such persons:

                                                                  Shares                  Value of
                                                                 Underlying             Unexercised
                                                                Unexercised             in-the-money
                                                                 Options at              Options at
                                                                Fiscal Year-            Fiscal Year-
                            Shares            Value               End (#)                 End ($)
                          Aquired on         Realized           Exercisable/            Exercisable/
Name                      Exercise (#)         ($)             Unexercisable           Unexercisable

Peter C. Madsen                -                -              -       20,000        $0        $12,050

Robert C. Abbott               -                -            60,000    25,000        $0        $12,050

William A. Flanagan            -                -            20,000    25,000        $0        $12,050

Thomas G. Amon                 -                -            18,333    28,334        $0        $12,050

Edward R. Olson                -                -            31,666    28,334        $0        $12,050

Mark H. Rafferty               -                -           100,000    28,334        $0        $12,050

Edward C. Bursk                -                -              -         -           $0          $0

Thomas Colligan                -                -              -      125,000        $0        $75,313

Kenneth A. Bloom               -                -              -         -           $0          $0

William A. Grant               -                -            33,333   101,667        $0        $12,050

Safa Alkateb                   -                -            32,222   111,444        $0        $33,568




EMPLOYMENT AND CONTROL ARRANGEMENTS

Pursuant to the Employment Agreement dated September 18, 1992, (i) Mr. Madsen was elected President and Chief Executive Officer of the Company for an initial term expiring on January 31, 1995 at an initial base salary of $100,000 per year, (ii) Mr. Madsen was granted an option to purchase up to 425,000 shares of Common Stock of the Company at an exercise price of $1.09375 per share upon certain terms and conditions, and (iii) Mr. Madsen and Mr. Peter Sommerer were elected directors of the Company to fill two vacancies then existing on the Board of Directors. Mr. Sommerer has since resigned from the Board.

Under the Employment Agreement, Mr. Madsen has been granted full control of and authority over the operations of the Company, subject to the general oversight of the Board, and the Current Directors agreed not to take any action inconsistent with their respective obligations thereunder. The Employment Agreement and the related actions resulted in an effective change in control of the Company away from Mr. Dennis to Mr. Madsen. The agreement, which currently expires on January 31, 2000, is renewable thereafter on a year to year basis.

In connection with the acquisition of KG Data, the Company entered into a three year Employment and Non Competition Agreement on March 31, 1999 with Kenneth A Bloom. The Agreement provided that Dr. Bloom be employed by the Company in a senior management capacity at an annual salary of $100,000 plus incentives based on sales of the ChanlComm(R) product line.

DIRECTOR COMPENSATION

Directors receive no cash compensation for their services as such, however, the Board of Directors has authorized payment of reasonable expenses incurred by non-employee directors in connection with attendance at meetings of the Board of Directors. Further, members of the Company's Board of Director are granted options to purchase common shares pursuant to the Company's 1992 Stock Option Plan. During fiscal year 1999, the Company granted options to purchase 20,000 shares of its common stock to both Edward R. Olson and Thomas G. Amon. The Chairman of the Board receives no compensation for serving in such capacity.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock with that of the cumulative total return of the NASDAQ Stock Market - US Index ("NASDAQ STOCK MRKT - US") and the NASDAQ Telecommunications Index ("NASDAQ TELECOM") for the five year period ended on April 30, 1999. The information below is based on an investment of $100, on April 30, 1994, in the Company's Common Stock, the NASDAQ STOCK MRKT - US and the NASDAQ TELECOM. The Company's Management consistently cautions that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

Prior to June 9, 1998, FastComm shares were traded publicly on the NASDAQ National Market under the symbol FSCX. On June 9, 1998, the Company's shares were delisted from the National Market System. Effective June 16, 1998, the Company's shares have been quoted on the OTC Bulletin Board under the same symbol.


                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                   AMONG FASTCOMM COMMUNICATIONS CORPORATION,
                      THE NASDAQ STOCK MARKET (U.S.) INDEX
                    AND THE NASDAQ TELECOMMUNICATIONS INDEX


                                                        Cumulative Total Return
                                          -------------------------------------------------
                                          4/94      4/95     4/96     4/97     4/98    4/99
                                                              (Dollars)
FASTCOMM COMMUNICATIONS CORPORATION       $100      $ 59     $179     $ 51     $ 19    $ 11
NASDAQ STOCK MARKET (U.S.)                $100      $116     $166     $175     $262    $356
NASDAQ TELECOMMUNICATIONS                 $100      $104     $143     $129     $246    $422

* $100 INVESTED ON 4/30/94 IN STOCK OR INDEX-INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING APRIL 30.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At July 8, 1999, there were 16,484,159 shares of Common Stock of the Company issued and outstanding. As of such date, options to purchase 1,765,992 shares of Common Stock were outstanding.

Each holder of shares of Common Stock, but not holders of unexercised options, is entitled to one vote per share on each matter, which may be presented at a meeting of shareholders. Cumulative voting is not allowed. Prior to June 9, 1998, FastComm shares were traded publicly on the NASDAQ National Market under the symbol FSCX. On June 9, 1998, the Company's shares were delisted from the National Market System. Effective June 16, 1998, the Company's shares have been quoted on the OTC Bulletin Board under the same symbol.

The following table sets forth information regarding ownership of Common Stock of the Company at July 8, 1999, by each person who is known by management of the Company to own beneficially more than five percent of the Common Stock (setting forth the address of each such person), by each director, by the Named Executive Officers of the Company identified in "Item 11. Executive Compensation," and by all directors and Named Executive Officers of the Company as a group. Shares issuable on exercise of warrants or options exercisable within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of persons beneficially owning such warrants or options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

                                              Amount and Nature
Name and address of Beneficial Owner        of Beneficial Ownership       Percent of Class
------------------------------------        -----------------------       ----------------

Peter C. Madsen (1)                              1,278,220                    7.75%
    Sterling, Virginia

Robert C. Abbott                                   257,408 (2)                1.56%
     Reston, Virginia

William A. Flanagan                                241,088 (3)                1.46%
    Sterling, Virginia

Edward R. Olson (1)                                 36,667 (4)                0.22%
     Reston, Virginia

Thomas G. Amon (1)                                  33,317 (5)                0.20%
     New York, New York

Edward C. Bursk                                        500                    0.00%
     Centreville, Virginia

Mark H. Rafferty (1)                               143,420 (6)                0.86%
     Centreville, Virginia

William A Grant                                     91,666 (7)                0.55%
      Ashburn, Virginia

Thomas Colligan                                    501,668 (8)                3.04%
      Reston, Virginia

Safa Alkateb                                        37,055 (9)                0.22%
      Sterling, Virginia

Kenneth Bloom                                      719,149                    4.36%
      Norwalk, Connecticut
                                                 ---------                   -----
                                                 3,340,158                   20.24%

1)   Director

2) Gives effect to 65,000 options owned by Abbott's estate exercisable within 60 days. Mr. Abbott died on July 21, 1999.

3) Gives effect to 21,667 options owned by Flanagan exercisable within 60 days.

4) Gives effect to 36,667 options owned by Olson exercisable within 60 days.

5) Shares are owned by the Thomas G. Amon Pension and Profit Sharing Plans. Gives effect to 26,667 options owned by Amon exercisable within 60 days.

6) Gives effect to 100,000 options owned by Rafferty exercisable within 60 days.

7) Gives effect to 54,999 options owned by Grant exercisable within 60 days.

8) Gives effect to 41,666 options owned by Colligan exercisable within 60 days

9) Gives effect to 35,555 options owned by Alkateb exercisable within 60 days

10)  Based upon 16,484,159 shares outstanding at July 8, 1999.


The Company is unaware of any arrangement the operation of which could at a subsequent date result in a change in control of the Company.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 31, 1999, the United States Bankruptcy Court for the Eastern District of Virginia approved the transfer of the approved bankruptcy claim of Gary H. Davison from Mr. Davison to Peter C. Madsen. Mr. Madsen is President, Chief
Executive Officer and Chairman of the Company.   As a result of this
transaction, Mr. Madsen assumed the rights held by Mr. Davison against the Company. As such, Mr. Madsen was paid $225,000 and was issued a convertible debenture in the amount of $675,000. Mr. Madsen's claim against the Company and the terms and conditions of the debenture held by Mr. Madsen are consistent with that of the other approved creditors in the Company's reorganization.

The Company paid the law firm of Amon & Sabatini $50,000 in the fiscal year ended April 30, 1999. Thomas G. Amon, a Director of the Company since December 1994, was a partner of Amon and Sabatini. In connection with the reorganization, Mr. Amon's law firm was paid $5,000 and issued $15,000 in convertible debentures.

On February 13, 1997, FastComm entered into an agreement whereby it leased a facility in Georgia that is owned by Richard L Apel. Mr. Apel was a Vice President of the Company. The Company paid $87,000 to Mr. Apel in the fiscal year ended April 30, 1998. Also, in connection with the fiscal 1997 acquisition of Comstat, Mr Apel was loaned $300,000. The loan bears interest at 2 1/2 % above the prime lending rate. The Company rejected this facility lease in its plan of reorganization. The loan has been satisfied.

During fiscal year 1999, the Company loaned $30,000, under normal terms and conditions, to one of its senior officers.

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

             (b)      Reports on Form 8-K.

The Company filed three reports on Form 8-K during the fiscal year ended April 30, 1999. Such reports disclosed the following events: (i) the filing for a voluntary petition for reorganization under Chapter 11; (ii) the confirmation of the Company's plan of reorganization (iii) the acquisition of KG Data Systems Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 1999.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                             By:   /s/ Peter C. Madsen
                                                   -------------------
                                                   Peter C. Madsen
                                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on July 29, 1999.

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



     /s/ Peter C. Madsen
  --------------------------------------     President (Principal Executive Officer)
                Peter C Madsen               and Director

     /s/ Mark H. Rafferty
  --------------------------------------     Vice President - Finance, Treasurer and Director
                Mark H. Rafferty             (Principal Financial and Accounting Officer)

     /s/ Thomas G. Amon
  --------------------------------------     Director
                Thomas G. Amon

     /s/ Edward R. Olson
  --------------------------------------     Director
                Edward R. Olson

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

10.14*            Distributor Agreement for FastComm products between FastComm
                  Communications Corporation and Tadiran, Ltd.

10.15*            Distribution Agreement between the Company and Sumitronics, Inc.

10.16*            Consulting Agreement between Gary H. Davison and Newbridge Networks Inc.

10.17*            Agreement between the Company and ZyBel Microsystems, Inc.

10.18  (a)        Plan of Reorganization Under Chapter 11

10.19  (b)        Acquisition Agreement, KG Data Systems, Inc.

10.20  (c)        Employment Agreement of Dr. Kenneth A. Bloom

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

**** These exhibits are incorporated by reference from the corresponding exhibits to the Company's Form S-3 Registration Statement, see File No. 333-26459

(a)        Filed with Form 8K dated April 6, 1999

(b)        Filed with Form 8K dated April 21, 1999

(c)        Filed with Form 8K dated April 21, 1999