Form 10-Q
period 1999-07-31
FASTCOMM COMMUNICATIONS CORP
filed 1999-09-13
CIK 828529

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999
                               -------------

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _______________ to _______________

Commission file number 0-17168
                       -------

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

As of September 1, 1999, there were 17,555,160 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

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

                  Consolidated Statement of Operations
                  Fiscal quarters ended
                  July 31, 1999 and August 1, 1998..................................................3

                  Consolidated Balance Sheets
                  July 31, 1999 and April 30, 1999..................................................4

                  Consolidated Statements of Cash Flows
                  Fiscal quarters
                  ended July 31, 1999 and August 1, 1998............................................5

                  Notes to Consolidated Financial Statements........................................6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................7-10

PART II           OTHER INFORMATION

          Item 1. Legal Proceedings................................................................11

SIGNATURES.........................................................................................12

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      FASTCOMM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (unaudited)

                                              Fiscal quarter ended
                                           ----------------------------
                                             July 31         August 1
                                               1999            1998
                                           -----------      -----------
Revenue                                    $ 1,747,457      $ 1,129,875

Expenses
   Cost of sales                               779,675          611,841
   Selling, general and administrative         980,194        1,569,838
   Research and development                    581,577          702,456
   Depreciation and amortization               155,100          115,187
   Litigation settlement                             -            7,970
                                           -----------      -----------
Loss from operations                          (749,089)      (1,877,417)

Other income (expense)
   Other income                                 23,489                -
   Interest income                               1,958           10,189
   Interest expense                            (52,896)         (27,866)
                                           -----------      -----------
Loss before reorganizional items              (776,538)      (1,895,094)

Reorganizational items
   Professional fees                                 -          110,059
   Interest earned on accumulated cash
   resulting from Chapter 11 proceeding              -           (5,154)
                                           -----------      -----------
                                                     -          104,905
                                           -----------      -----------

Net loss                                   $  (776,538)     $(1,999,999)
                                           ===========      ===========
Loss per share:
        Basic:                                  ($0.05)          ($0.16)
        Diluted:                                ($0.05)          ($0.16)

Weighted average number of shares
        Basic                               16,626,192       12,273,731
        Diluted                             16,626,192       12,273,731


     See accompanying notes to unaudited consolidated financial statements

                      FASTCOMM COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                    July 31         April 30,
                                                     1999              1999
                                                  ------------    ------------
                                                   (unaudited)
Current assets
  Cash and cash equivalents                       $    991,472    $     90,727
  Restricted cash                                      152,367         152,367
  Accounts receivable, net                             819,521         647,492
  Inventories, net                                   2,426,383       2,658,788
  Prepaid and other                                    210,536         228,120
                                                  ------------    ------------
                                                     4,600,279       3,777,494


Property and equipment, net                            685,423         631,959
Deferred financing costs                                12,671          12,671
Goodwill, net                                        1,062,251       1,109,838
Other assets                                            49,096          49,096
                                                  ------------    ------------
                                                  $  6,409,720    $  5,581,058
                                                  ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                $  1,262,525    $  1,080,713
  Accrued payroll                                      209,899         246,615
  Other current liabilities                            622,522         527,342
                                                  ------------    ------------
                                                     2,094,946       1,854,670

Convertible debentures                               2,690,357       2,690,357
                                                  ------------    ------------
                                                     4,785,303       4,545,027
                                                  ------------    ------------

Shareholders' equity
  Common stock, $.01 par value,                        175,551         161,429
  (50,000,000 shares authorized; 17,555,160 and
  16,142,974 issued and outstanding)
  Additional paid in capital                        25,285,469      23,934,667
  Accumulated deficit                              (23,836,603)    (23,060,065)
                                                  ------------    ------------
  Total shareholders' equity                         1,624,417       1,036,031

                                                  ------------    ------------
                                                  $  6,409,720    $  5,581,058
                                                  ============    ============


     See accompanying notes to unaudited consolidated financial statements

                       FASTCOMM COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                         Fiscal quarter ended
                                                      --------------------------
                                                       July 31        August 1
                                                         1999            1998
                                                      -----------    -----------
Operating activities
 Net loss                                             $  (776,538)   $(1,999,999)

Items not affecting cash
 Depreciation and amortization                            155,100        115,187
 Provision for doubtful accounts                             (141)             -
 Non cash interest expense on debentures                   50,288         21,499
 Amortization of deferred financing costs                       -         19,086
 Provision for litigation loss                                  -          7,970
Changes in assets and liabilities
 Accounts receivable                                     (171,888)     1,834,297
 Inventories                                              232,406       (327,352)
 Prepaid and other current assets                          17,584         42,573
 Accounts payable and accrued liabilities                 145,096        630,208
 Other current liabilities                                 44,895        (11,600)

                                                      -----------    -----------
 Net cash used by operations                             (303,198)       331,869
                                                      -----------    -----------

Investing activities
 Additions of property, plant and equipment              (160,981)       (14,278)

                                                      -----------    -----------
 Net cash used by investing activities                   (160,981)       (14,278)
                                                      -----------    -----------

Financing activities
 Proceeds from the issuance of common stock             1,000,000              -
 Net proceeds from exercise of warrants and options       364,924              -

                                                      -----------    -----------
 Net cash provided by financing activities              1,364,924              -
                                                      -----------    -----------

Net increase in cash and equivalents                      900,745        317,591

Cash and cash equivalents, beginning of period             90,727      1,213,052
                                                      -----------    -----------

Cash and cash equivalents, end of period              $   991,472    $ 1,530,643
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

In the opinion of Management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation and all such adjustments are of a normal and recurring nature. The results of operations as presented in this report are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2000.

The Company's fiscal year ends on April 30. For interim reporting purposes the interim fiscal quarters are closed on the first weekend following the calendar quarter end date, unless the quarter end date falls on a weekend, in which case such weekend is used as the interim fiscal quarter end. The quarter ended July 31, 1999 consisted of 92 calendar days as compared to 93 calendar days for the quarter ended August 1, 1998.

2.     EARNINGS (LOSS) PER SHARE

Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. For the quarters ended July 31, 1999 and August 1, 1998, the earnings per share calculation does not include common share equivalents in that the inclusion of such equivalents would be antidilutive.

3.    INVENTORIES

Inventories are valued at the lower of cost or market and consist of the following:

                                     July 31,               April 30,
                                      1999                    1999
                                 --------------------------------------
       Production materials          $1,348,162             $1,466,235
       Work in process                  144,709                111,568
       Finished goods                   933,512              1,080,985
                                 ----------------         -------------
                                     $2,426,383             $2,658,788
                                 ================         =============

4.    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK

The quarter ended July 31, 1999 includes sales of $685,000 representing 39% of total revenues to one unrelated third party domestic corporation. The Company collected this receivable prior to the end of the quarter.

5.    INCOME TAXES

The Company has estimated its annual effective tax rate at 0% due to uncertainty over the level of earnings in fiscal 2000. Also, the Company has net operating loss carryforwards for income tax reporting purposes for which no income tax benefit has been recorded due to uncertainty over generation of future taxable income.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

PETITION FOR REORGANIZATION UNDER CHAPTER 11

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. This filing was a direct result of enforcement activities by a judgment creditor. All litigation related to this matter has been settled. On March 30, 1999, the Company's Plan of Reorganization was approved by the Bankruptcy Court and the Company emerged from Chapter 11. The Plan of Reorganization became effective on April 12, 1999. The Plan provides for cash and debenture payments equal to 100% of each allowed claim plus interest. The positions of all common shareholders are preserved. The Company is in compliance with all of the terms and conditions of its Plan of Reorganization.

FUTURE PROSPECTS

On a forward-looking basis, the Company anticipates improved sales of its products. The Company has introduced its GlobalStack and MetroLan product lines, all of which have voice, data and video capabilities. Orders have been received and shipments have commenced in the second fiscal quarter. The Company added new features to its Quick product that qualify this product for a larger and enhanced distribution channel. Initial shipments of the ChanlComm(R) product commenced in the fourth quarter of fiscal 1999. To date, such shipments have been minimal. The Company anticipates that sales of the ChanlComm(R) product will begin generating more significant revenues commencing with the second quarter of its fiscal year ended April 30, 2000. This product is being well received in both the domestic and international marketplaces.

The Company has changed its organizational structure and reduced headcount. As a result, spending levels have declined sharply. Further, the Company anticipates a significant reduction in legal and professional fees from that of the previous fiscal year.

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

There can be no assurance that the required increased sales and improved operating efficiencies necessary to return to profitability will materialize, or if they do, the Company will be able to raise sufficient funding to finance its working capital needs. Absent a return to profitability or the receipt of additional capital, FastComm is unlikely to be able to operate and meet its obligations throughout fiscal year 2000.

There can be no assurance that the required increased sales and improved operating efficiencies necessary to return to profitability will materialize.

RESULTS OF OPERATIONS

REVENUE

                                     Fiscal quarter ended
                              -----------------------------------
                                  July 31            August 1
                                   1999               1998
                              ----------------   ----------------
                                 $1,747,457         $1,129,875

Total revenues increased $1,131,000 (184%) compared with that of the previous quarter and increased $618,000 (55%) when compared with the corresponding quarter of the previous fiscal year. The sequential quarter over quarter increase is primarily attributable to an increase in unit sales of data frame relay access products ($802,000), an increase in unit sales of data controller products ($90,000) and an increase in unit sales of Quick products ($173,000). The increase in the current quarter in comparison with that of the corresponding quarter of the previous fiscal year is primarily attributable to an increase in unit sales of data frame relay access devices ($608,000) and an increase in unit sales of Quick products ($157,000) offset by decreased unit sales of data compression products ($115,000).

The quarter ended July 31, 1999 includes sales of $685,000 representing 39% of total revenues to one unrelated third party domestic corporation..

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

COST OF GOODS SOLD AND GROSS MARGIN

                                     Fiscal quarter ended
                              -----------------------------------
                                  July 31            August 1
                                   1999               1998
                              ----------------   ----------------
       Cost of sales                 $779,675           $611,841

       Gross margin                       55%                46%

The improvement in gross margins is attributable to the increase in the sale of data frame relay and Quick products that generate higher gross margins.

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES

                                     Fiscal quarter ended
                              -----------------------------------
                                  July 31            August 1
                                   1999               1998
                              ----------------   ----------------
                                  $980,194         $1,569,838

Selling, general and administrative expenses decreased $590,000 or (38%) when compared with that of the corresponding quarter in the previous fiscal year. This decrease is primarily attributable to reduced salary and benefit costs associated with a decline in headcount ($216,000); reduced legal and professional fees ($150,000); reduced travel costs ($86,000); and reduced operating lease costs resulting from expired and renegotiated lease agreements ($207,000) offset by increased advertising costs ($47,000).

RESEARCH AND DEVELOPMENT EXPENSES

                                     Fiscal quarter ended
                              -----------------------------------
                                  July 31            August 1
                                   1999               1998
                              ----------------   ----------------
                                  $581,577           $702,456

Research and development expenditures consist primarily of hardware and software engineering, personnel expenses, subcontracting costs, equipment, prototypes and facilities. The decline in such expenses is primarily attributable a $150,000 fee, paid in the first quarter of the previous fiscal year, associated with the exclusive license agreement with KG Data Systems, Inc. Net of this one time expenditure, research and development costs increased $29,000 when compared with that of the corresponding quarter of the previous fiscal year.

The markets for the Company's products are characterized by continuing technological change. Management believes that significant expenditures for research and development will continue in the future.

DEPRECIATION AND AMORTIZATION

                                     Fiscal quarter ended
                              -----------------------------------
                                  July 31            August 1
                                   1999               1998
                              ----------------   ----------------
                                     $155,100           $115,187

The increase in depreciation and amortization is primarily attributable depreciation associated with fixed asset purchases and to the amortization of goodwill associated with the acquisition of KG Data Systems in March, 1999. This goodwill is being amortized on a straight line basis over a seven year period at a rate of $26,000 per quarter

REORGANIZATIONAL ITEMS

During the quarter ended August 1, 1998, the Company incurred $105,000 in expenses associated with its reorganization under Chapter 11. Such expenses primarily consisted of legal fees and the costs of financial consulting services. In that the Company's reorganization was approved on March 30, 1999, such expenses will not recur.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1999, the Company had $991,000 in cash. During the current fiscal quarter, working capital increased from $1.9 million at April 30, 1999 to $2.5 million at July 31, 1999. At July 31, 1999, the Company had a current ratio of
2.2 to one.

During the quarter ended July 31, 1999, the Company raised an additional $1,000,000 through a private placement of securities to a group of accredited investors. Each security ("Unit") consists of (1) one common share; (2) an A warrant exercisable immediately and permitting the holder to purchase one share of common stock in the Company at a price of $1.50 per share ("A Warrant") and
(3) a B warrant exercisable immediately and permitting the holder to purchase one half of a share of common stock at a price of $2.25 per share ("B Warrant"). The warrants are exercisable for a period of three years, expiring on July 29, 2002. The A Warrants may be called for redemption, by the Company, at such time as the bid price of the Company's common stock remains above $3.00 for 20 (twenty) consecutive trading days. The B Warrants may be called for redemption, by the Company, at such time as the bid price of the Company's common stock remains above $4.50 for 20 (twenty) consecutive trading days. These Units carry with them certain registration rights.

When and if exercised, the unexercised warrants associated with this private placement, the debentures and warrants issued in conjunction with the Company's Bankruptcy reorganization and the outstanding convertible debentures would generate a maximum of $7,377,000 in additional cash for the Company. The Company can give no assurance as to whether any warrants will be exercised, nor to the amount of cash that will be generated, if any of these securities are exercised.

The Company anticipates that it will require additional funding to meet operating requirements, future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties, by asset based lending facilities and through the exercise of in the money stock options and warrants. The Company can give no assurance as to whether it will be able to conclude other financing arrangements, or that, if concluded, they will be on terms favorable to the Company

FIRST FISCAL QUARTER OF 2000 COMPARED TO FIRST  FISCAL QUARTER OF 1999

The Company used $303,000 in cash from operations during the quarter ended July 31, 1999. This compares unfavorably to $332,000 in cash generated by operations during the corresponding quarter of the previous fiscal year. This $635,000 decline is primarily attributable to a $1,223,000 reduction in the net loss for the quarter and reduced inventory purchases offset by increased payments to vendors and increased accounts receivable balances..

The Company purchased $161,000 in fixed assets during the current fiscal quarter. The majority of these purchases will be utilized for software development.

Cash provided by financing activities is primarily attributable to $1,000,000 in proceeds received from the placement of common shares

ACCOUNTS RECEIVABLE

The Company's accounts receivable balance increased $172,000 in the current fiscal quarter. This increase is primarily attributable to increased sales in the current fiscal quarter offset by improved collection efforts.

INVENTORIES

The Company's gross inventory balance decreased $232,000 in the current fiscal quarter. The Company's reserve for inventory obsolescence totals $1,450,000. The Company believes it will be able to ship and/or liquidate its current inventory levels profitably and that its reserve for inventory obsolescence and excess inventory is adequate.

SHAREHOLDERS' EQUITY

Shareholders' equity increased $588,000 in the current quarter. This increase is attributable to the net loss incurred offset by the $1 million private placement and proceeds from the exercise of common stock warrants and options.

INCOME TAXES

The Company has estimated its annual effective tax rate at 0% due to uncertainty over the level of earnings in fiscal year 2000. Also, the Company has net operating loss carryforwards for income tax reporting purposes for which no income tax benefit has been recorded due to uncertainty over generation of future taxable income.

YEAR 2000

In accordance with the U.S. Securities and Exchange Commission's Staff Legal Bulletin No. 5, the Company has assessed both the cost of addressing and the costs or consequences of incomplete or untimely resolution of the Year 2000 issue. The Company has reviewed its internal systems and has upgraded and replaced such systems with applications, in the normal course of business, that are Year 2000 compliant. To date, the costs of such upgrades have been minimal. The Company plans to conduct a survey of its critical vendors concerning their year 2000 compliance within the next 120 days.

The Company currently utilizes off the shelf software and uses no internally developed software in the operation of its business. The software embedded in the Company's products is not date sensitive and as such is not subject to the Year 2000 issue. Accordingly, the Company has determined that its estimated costs related to the Year 2000 issue are not anticipated to be material to the Company's business, operations or financial condition. The Company will, within the next 120 days, develop a contingency plan to be utilized in the event that its management information systems fail due to a year 2000 related issue. This plan will focus on identifying comparable companies utilizing comparable systems and software to serve as an alternative to the Company's existing infrastructure

CERTAIN PARTS OF THE FOREGOING DISCUSSION AND ANALYSIS MAY INCLUDE FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. AS A CONSEQUENCE, ACTUAL RESULTS MIGHT DIFFER MATERIALLY FROM RESULTS FORECAST OR SUGGESTED IN ANY FORWARD-LOOKING STATEMENTS. SEE "MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS -- CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The United States Securities and Exchange Commission ("SEC") is currently conducting an inquiry pursuant to an order directing a private investigation. This inquiry, which commenced in September 1994, has focused on certain accounting, end of quarter, revenue recognition, and internal controls issues, is confidential and the Company is cooperating fully with the SEC staff. While no assurance can be given concerning the outcome of this investigation, the Company believes that this matter will be settled in the near future.

On March 30, 1999, the Company's Plan of Reorganization was approved by the Bankruptcy Court and the Company emerged from Bankruptcy protection. The Company has been operating pursuant to this Plan since that date.

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
Date: September 13, 1999                    By:
Peter C. Madsen                                ---------------------------
President,  Chief Executive Officer
and Chairman of the Board of Directors
(Principal Executive Officer)

                                                 /s/ Mark H. Rafferty
Date: September 13, 1999                    By:
Mark H. Rafferty                               ---------------------------
Vice President, Chief Financial Officer
Treasurer  and Director
(Principal Financial and Accounting Officer)