Form 10-Q
period 1999-10-30
FASTCOMM COMMUNICATIONS CORP
filed 1999-12-14
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       October 30, 1999          .
                              ----------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the transaction period from________________________ to
_____________________________

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

       As of December 1, 1999, there were 17,999,271 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

No exhibits are filed with this report, which consists of 13 consecutively numbered pages.

                       FASTCOMM COMMUNICATIONS CORPORATION

                                    FORM 10Q

                                TABLE OF CONTENTS




PART I         FINANCIAL INFORMATION                            Page No.
                                                                --------

       Item 1. Financial Statements

               Consolidated Statement of Operations
               Fiscal quarter and two fiscal quarters ended
               October 30, 1999 and October 31, 1998...................3

               Consolidated Balance Sheets
               October 30, 1999 and April 30, 1999.....................4

               Consolidated Statements of Cash Flows
               Fiscal quarter and two fiscal quarters ended
               October 30, 1999 and October 31, 1998 ..................5

               Notes to Consolidated Financial Statements..............6

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations........7-11


PART II        OTHER INFORMATION

       Item 1. Legal Proceedings......................................12

SIGNATURES............................................................13

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      FASTCOMM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (unaudited)

                                                         Fiscal quarter ended                    Two fiscal quarters ended
                                               ---------------------------------------     -------------------------------------
                                                    October 30            October 31          October 30           October 31
                                                       1999                  1998                1999                 1998
                                               --------------------     --------------     ---------------     -----------------
Revenue                                        $         1,568,651      $   1,205,474      $    3,316,108      $      2,335,349

Expenses
        Cost of sales                                      837,072            536,191           1,616,747             1,148,032
        Selling, general and administrative              1,048,709          1,171,876           2,028,903             2,741,714
        Research and development                           702,623            652,667           1,284,200             1,355,123
        Depreciation and amortization                      172,680            114,444             327,780               229,631
        Litigation settlement                                    -                  -                   -                 7,970
                                               --------------------     --------------     ---------------     -----------------
Loss from operations                                    (1,192,433)        (1,269,704)         (1,941,522)           (3,147,121)

Other income (expense)
        Other income                                             -                  -              23,489                     -
        Interest income                                          -              5,087               1,958                15,276
        Interest expense                                   (61,279)           (30,187)           (114,175)              (58,053)
                                               --------------------     --------------     ---------------     -----------------

Loss before reorganizional items                        (1,253,712)        (1,294,804)         (2,030,250)           (3,189,898)

Reorganizational items
        Professional fees                                        -            216,875                   -               326,934
        Interest earned on accumulated cash
        resulting from Chapter 11 proceeding                     -             (7,731)                  -               (12,885)
                                               --------------------     --------------     ---------------     -----------------
                                                                 -            209,144                   -               314,049
                                               --------------------     --------------     ---------------     -----------------

Net loss                                       $        (1,253,712)      $ (1,503,948)      $  (2,030,250)      $    (3,503,947)
                                               ====================     ==============     ===============     =================

Loss per share:
             Basic and diluted                              ($0.07)            ($0.12)             ($0.12)               ($0.29)

Weighted average number of shares
             Basic and diluted                          17,684,880         12,314,715          17,152,644            12,294,000

     See accompanying notes to unaudited consolidated financial statements

                     FASTCOMM COMMUNICATIONS CORPORATION
                         CONSOLIDATED BALANCE SHEETS


                                                        ASSETS

                                                                        October 30                      April 30,
                                                                           1999                           1999
                                                                   --------------------           --------------------
                                                                     (unaudited)
Current assets
      Cash and cash equivalents                                        $        43,025                $        90,727
      Restricted cash                                                          152,367                        152,367
      Accounts receivable, net                                                 977,050                        647,492
      Inventories, net                                                       2,349,420                      2,658,788
      Prepaid and other                                                        202,167                        228,120
                                                                   --------------------           --------------------
                                                                             3,724,029                      3,777,494


Property and equipment, net                                                    787,613                        631,959
Deferred financing costs                                                             -                         12,671
Goodwill, net                                                                1,014,664                      1,109,838
Other assets                                                                    49,557                         49,096
                                                                   --------------------           --------------------
                                                                       $     5,575,863                $     5,581,058
                                                                   ====================           ====================


                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                 $     1,318,423                $     1,080,713
      Accrued payroll                                                          229,505                        246,615
      Other current liabilities                                                908,877                        527,342
                                                                   --------------------           --------------------
                                                                             2,456,805                      1,854,670


Convertible debentures                                                       2,490,357                      2,690,357
                                                                   --------------------           --------------------
                                                                             4,947,162                      4,545,027
                                                                   --------------------           --------------------

Shareholders' equity
      Common stock, $.01 par value,                                            179,026                        161,429
      (50,000,000 shares authorized; 17,902,160 and
      16,142,974 issued and outstanding)
      Additional paid in capital                                            25,539,990                     23,934,667
      Accumulated deficit                                                  (25,090,315)                   (23,060,065)
                                                                   --------------------           --------------------
      Total shareholders' equity                                               628,701                      1,036,031
                                                                   --------------------           --------------------
                                                                       $     5,575,863                $     5,581,058
                                                                   ====================           ====================


     See accompanying notes to unaudited consolidated financial statements

                      FASTCOMM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                Fiscal quarter ended              Two fiscal quarters ended
                                                         ---------------------------------    ---------------------------------
                                                            October 30        October 31        October 30         October 31
                                                               1999              1998              1999               1998
                                                         ---------------    --------------    --------------    ---------------
Operating activities
    Net loss                                             $   (1,253,712)    $  (1,503,948)    $  (2,030,250)    $   (3,503,947)

  Items not affecting cash
    Depreciation and amortization                               172,680           114,444           327,780            229,631
    Provision for doubtful accounts                              (8,455)               14            (8,596)                14
    Provision for inentory obsolescense                         150,000            53,840           150,000             53,840
    Non cash interest expense on debentures                      73,469             7,084           123,757             28,583
    Amortization of deferred financing costs                     12,671            19,086            12,671             38,172
    Provision for litigation loss                                     -                 -                 -              7,970
  Changes in assets and liabilities
    Accounts receivable                                        (149,075)          192,804          (320,963)         2,027,101
    Inventories                                                 (73,037)           84,279           159,369           (243,073)
    Prepaid and other current assets                              8,368            21,617            25,952             64,190
    Accounts payable and accrued liabilities                     75,504          (120,677)          220,600            509,531
    Other current liabilities                                   237,069           275,755           281,964            264,155
                                                         ---------------    --------------    --------------    ---------------
    Net cash used by operations                                (754,518)         (855,702)       (1,057,716)          (523,833)
                                                         ---------------    --------------    --------------    ---------------

Investing activities
    Additions of property, plant and equipment                 (227,279)          (34,762)         (388,260)           (49,040)
                                                         ---------------    --------------    --------------    ---------------
    Net cash used by investing activities                      (227,279)          (34,762)         (388,260)           (49,040)
                                                         ---------------    --------------    --------------    ---------------

Financing activities
    Proceeds from the issuance of common stock                        -                 -         1,000,000                  -
    Net proceeds from exercise of warrants and options           33,350                 -           398,274                  -
                                                         ---------------    --------------    --------------    ---------------
    Net cash provided by financing activities                    33,350                 -         1,398,274                  -
                                                         ---------------    --------------    --------------    ---------------

Net decrease in cash and equivalents                           (948,447)         (890,464)          (47,702)          (572,873)

Cash and cash equivalents, beginning of period                  991,472         1,530,643            90,727          1,213,052
                                                         ---------------    --------------    --------------    ---------------
Cash and cash equivalents, end of period                 $       43,025     $     640,179     $      43,025     $      640,179
                                                         ===============    ==============    ==============    ===============

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

The Company's fiscal year ends on April 30. For interim reporting purposes the interim fiscal quarters are closed on the first weekend following the calendar quarter end date, unless the quarter end date falls on a weekend, in which case such weekend is used as the interim fiscal quarter end. The quarter ended October 30, 1999 and October 31, 1998 each consisted of 91 calendar days.

2.          EARNINGS (LOSS) PER SHARE
Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. For the quarters ended October 30, 1999 and October 31, 1998, the earnings per share calculation does not include common share equivalents in that the inclusion of such equivalents would be antidilutive.

3.          INVENTORIES
Inventories are valued at the lower of cost or market and consist of the following:

                                                   October 30,                       April 30,
                                                      1999                             1999
                                             ----------------------------------------------------------
 Production materials                              $       1,220,561               $         1,466,235
 Work in process                                              54,663                           111,568
 Finished goods                                            1,074,196                         1,080,985
                                             ------------------------        --------------------------
                                                   $       2,349,420               $         2,658,788
                                             ========================        ==========================

4.          SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK
The fiscal quarter October 30, 1999 includes sales of $404,000 and $344,000 representing 26% and 22% of total revenues to two unrelated third party domestic corporations. On a fiscal year to date basis, sales to these corporations totaled $1,117,000 and $421,000 representing 34% and 13% of total revenue.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


PETITION FOR REORGANIZATION UNDER CHAPTER 11
On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. On March 30, 1999, the Company's Plan of Reorganization was approved by the Bankruptcy Court and the Company emerged from Chapter 11. The Plan of Reorganization became effective on April 12, 1999. The Plan provides for cash and debenture payments equal to 100% of each allowed claim plus interest. The positions of all common shareholders were preserved. The Company is in compliance with all of the terms and conditions of its Plan of Reorganization. On November 18, 1999, a motion for final decree was granted and the case was closed.

FUTURE PROSPECTS
On a forward-looking basis, the Company anticipates improved sales of its products. The Company has introduced its GlobalStack and MetroLan product lines, all of which have voice, data and video capabilities. Orders have been received and shipments commenced in the Company's second fiscal quarter. The Company added new features to its Quick product line that qualify this product for a larger and enhanced distribution channel. Initial shipments of the ChanlComm(R) product commenced in the fourth quarter of fiscal 1999. To date, such shipments have been minimal. The Company anticipates that sales of the ChanlComm(R) product will begin generating more significant revenues commencing with the fourth quarter of its fiscal year ended April 30, 2000. This product is being well received in both the domestic and international marketplaces.

The Company has changed its organizational structure and reduced headcount. As a result, spending levels have declined sharply. Further, the Company anticipates a significant reduction in legal and professional fees from that of the previous fiscal year.

SUBSEQUENT EVENT - ACCELERATED WARRANT CONVERSION PROGRAM
On November 17, 1999 the Company initiated an accelerated warrant conversion program designed to raise capital to finance working capital and product expansion plans. Under the terms and conditions of this program, current warrant holders were offered either (a) a discount in the exercise price of 20% ("Option A") or (b) a discount in the exercise price of 10% and the issuance of a new warrant that will be exercisable for one-half a share of common stock at an exercise price of $2.50 per share ("Option B").

This program terminated on December 10, 1999. 852,898 warrants were exercised under Option A and 1,708,027 warrants were exercised under Option B. The Company issued 854,014 warrants to those electing Option B. This program generated $3,049,000 in cash for the Company.

The Company anticipates that it may require additional funding to meet operating requirements, future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties, by asset based lending facilities and through the exercise of in the money stock options and warrants. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company.

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

RESULTS OF OPERATIONS

REVENUE

          Fiscal quarter ended                         Two fiscal quarters ended
---------------------------------------        ----------------------------------------
   October 30             October 31               October 30             October 31
      1999                   1998                     1999                   1998
----------------      -----------------        ------------------      ----------------
   $1,568,651             $1,205,474               $3,316,108             $2,335,349

Total revenues decreased $178,000 (10%) compared with that of the previous quarter and increased $363,000 (30%) when compared with the corresponding quarter of the previous fiscal year. The sequential quarter over quarter decrease is primarily attributable to a decrease in unit sales of data frame relay access products offset by the initial shipments of GlobalStack and MetroLan products. The increase in the current quarter in comparison with that of the corresponding quarter of the previous fiscal year is primarily attributable to an increase in unit sales of data frame relay access devices and the initial shipments of GlobalStack and MetroLan products.

On a fiscal year basis, total revenue increased $981,000 compared with that of the corresponding period of the previous fiscal year. This 42% increase is primarily attributable to an increase in unit sales of data frame relay access products, an increase in unit sales of the Quick product line and to revenue associated with the initial shipments of the GlobalStack and MetroLan product lines.

The fiscal quarter October 30, 1999 includes sales of $404,000 and $344,000 representing 26% and 22% of total revenues to two unrelated third party domestic corporations. On a fiscal year to date basis, sales to these corporations totaled $1,117,000 and $421,000 representing 34% and 13% of total revenue.

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

COST OF GOODS SOLD AND GROSS MARGIN

                                    Fiscal quarter ended                                Two fiscal quarters ended
                     ---------------------------------------------------   -----------------------------------------------------
                          October 30                   October 31                  October 30                   October 31
                             1999                        1998                        1999                          1998
                     ---------------------      ------------------------   --------------------------      ---------------------
Cost of sales             $       837,072           $           536,191          $         1,616,747              $   1,148,032

Gross margin                          47%                           56%                          51%                        51%

Gross margin on product sales approximated 56% on both a current quarter and fiscal year to date basis. During the current fiscal quarter, the Company discontinued its data compression and data controller product lines, and accordingly increased its reserve for inventory obsolescence by $150,000. This increase reduced gross margin by 9% and 5% respectively on a current quarter and fiscal year to date basis.

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES

          Fiscal quarter ended                   Two fiscal quarters ended
---------------------------------------    -------------------------------------
   October 30             October 31           October 30          October 31
      1999                   1998                 1999                1998
----------------      -----------------    -----------------    ----------------
  $   1,048,709         $   1,171,876        $    2,028,903       $   2,741,714

Selling, general and administrative expenses decreased $123,000 or (11%) when compared with that of the corresponding quarter in the previous fiscal year. This decrease is primarily attributable to reduced salary and benefit costs associated with a decline in headcount ($172,000); reduced costs associated with bad debts

($28,000) offset by increased advertising costs ($55,000) and increased investor relations costs associated with the Company's annual shareholders meeting ($26,000).

On a fiscal year to date basis, selling, general and administrative expenses decreased $713,000 or (26%) when compared with that of the corresponding period of the previous fiscal year. This decrease is primarily attributable to reduced salary and benefit costs associated with a decline in headcount ($388,000); reduced legal and professional fees ($158,000); reduced travel costs ($90,000); and reduced operating lease costs resulting from expired and renegotiated lease agreements ($207,000); and reduced bad debt expenses ($28,000) offset by increased advertising costs ($102,000); and increased investor relations costs associated with the Company's annual shareholders meeting ($26,000).

RESEARCH AND DEVELOPMENT EXPENSES

          Fiscal quarter ended                         Two fiscal quarters ended
---------------------------------------        ----------------------------------------
   October 30             October 31               October 30             October 31
      1999                   1998                     1999                   1998
----------------      -----------------        ------------------      ----------------
  $    702,623           $    652,667            $     1,284,200         $   1,355,123

Research and development expenditures consist primarily of hardware and software engineering, personnel expenses, subcontracting costs, equipment, prototypes and facilities. The increase in such in the current quarter when compared with the corresponding quarter of the previous fiscal year is primarily attributable labor and material costs associated with the development of the GlobalStack, MetroLan and ChanlComm product lines.

Research and development expenditures for the two fiscal quarters ended October 31, 1998 included a $150,000 fee associated with the exclusive license agreement with KG Data Systems, Inc. Net of this one time expenditure, research and development costs increased $79,000 when compared with that of the corresponding quarter of the previous fiscal year. This increase is primarily attributable to the previously mentioned product development costs.

The markets for the Company's products are characterized by continuing technological change. Management believes that significant expenditures for research and development will continue in the future.

DEPRECIATION AND AMORTIZATION

         Fiscal quarter ended                    Two fiscal quarters ended
-------------------------------------     ---------------------------------------
   October 30           October 31            October 30            October 31
      1999                 1998                  1999                  1998
----------------    -----------------     ------------------     ----------------
   $   172,680         $    114,444          $    327,780          $    229,631

The increase in depreciation and amortization is primarily attributable depreciation associated with current year fixed asset purchases and to the amortization of goodwill associated with the acquisition of KG Data Systems in March, 1999. This goodwill is being amortized on a straight line basis over a seven year period at a rate of $26,000 per quarter.

REORGANIZATIONAL ITEMS
During the quarter ended October 31, 1998, the Company incurred $217,000 in expenses associated with its reorganization under Chapter 11. During the two fiscal quarters ended October 31, 1998, these costs totaled $327,000. Such expenses primarily consisted of legal fees and the costs of financial consulting services. In that the Company's reorganization was approved on March 30, 1999, such expenses will not recur.

LIQUIDITY AND CAPITAL RESOURCES

At October 30, 1999, the Company had $43,000 in cash. During the current fiscal quarter, working capital decreased from $2.5 million at July 31, 1999 to $1.3 million at October 30, 1999. At October 30, 1999, the Company had a current ratio of 1.5 to one.

SUBSEQUENT EVENT - ACCELERATED WARRANT CONVERSION PROGRAM
On November 17, 1999 the Company initiated an accelerated warrant conversion program designed to raise capital to finance working capital and product expansion plans. Under the terms and conditions of this program, current warrant holders were offered either (a) a discount in the exercise price of 20% ("Option A") or (b) a discount in the exercise price of 10% and the issuance of a new warrant that will be exercisable for one-half a share of common stock at an exercise price of $2.50 per share ("Option B").

This program terminated on December 10, 1999. 852,898 warrants were exercised under Option A and 1,708,027 warrants were exercised under Option B. The Company issued 854,014 warrants to those electing Option B. This program generated $3,049,000 in cash for the Company. These funds will be used for working capital and research and development purposes.

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

When and if exercised, the 3,173,945 unexercised warrants associated with this private placement, the debentures and warrants issued in conjunction with the Company's Bankruptcy reorganization, the outstanding convertible debentures and the accelerated warrant conversion program would generate a maximum of $6,144,000 in additional cash for the Company. The Company can give no assurance as to whether any warrants will be exercised, nor to the amount of cash that will be generated, if any of these securities are exercised.

The Company anticipates that it may require additional funding to meet operating requirements, future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties, by asset based lending facilities and through the exercise of in the money stock options and warrants. The Company can give no assurance as to whether it will be able to conclude other financing arrangements, or that, if concluded, they will be on terms favorable to the Company

SECOND FISCAL QUARTER OF  2000 COMPARED TO SECOND FISCAL QUARTER OF 1999
The Company used $755,000 in cash from operations during the quarter ended October 30, 1999. This compares favorably to $856,000 in cash used by operations during the corresponding quarter of the previous fiscal year. This $101,000 decline is primarily attributable to a $249,000 reduction in the net loss for the quarter and reduced payments to vendors offset by increased accounts receivable balances.

The Company purchased $227,000 in fixed assets during the current fiscal quarter. The majority of these purchases will be utilized for hardware and software development.

TWO FISCAL QUARTERS ENDED OCTOBER 30, 1999 COMPARED TO TWO FISCAL QUARTERS ENDED OCTOBER 31, 1998
The Company used $1,058,000 in cash from operations during the two fiscal quarters ended October 30, 1999. This usage of funds is primarily attributable to the net loss for the period offset non-cash expenditures and increased accounts receivable and current liability balances.

The Company purchased $388,000 in fixed assets during the two fiscal quarters ended October 30, 1999. The majority of these purchases will be utilized for hardware and software development.

Cash provided by financing activities is primarily attributable to $1,000,000 in proceeds received from the placement of common shares.

ACCOUNTS RECEIVABLE
The Company's accounts receivable balance increased $149,000 in the current fiscal quarter and $321,000 on a fiscal year to date basis.

INVENTORIES
During the current fiscal quarter, the Company disposed of $238,000 in unusable inventory and recorded a charge against its reserve for inventory obsolescence. Also during the current fiscal quarter, the Company discontinued its data compression and data controller product lines, and accordingly increased its reserve for inventory obsolescence $150,000. The Company's reserve for inventory obsolescence totals $1,361,000. The Company believes it will be able to ship and/or liquidate its current inventory levels profitably and that its reserve for inventory obsolescence and excess inventory is adequate.

SHAREHOLDERS' EQUITY
Shareholders' equity decreased $996,000 in the current fiscal quarter and $408,000 on a fiscal year to date basis. This decrease is attributable to the net losses incurred offset by the $1 million private placement and proceeds from the exercise of common stock warrants and options.

INCOME TAXES
The Company has estimated its annual effective tax rate at 0% due to uncertainty over the level of earnings in fiscal year 2000. Also, the Company has net operating loss carryforwards for income tax reporting purposes for which no income tax benefit has been recorded due to uncertainty over generation of future taxable income.

YEAR 2000
In accordance with the U. S. Securities and Exchange Commission's Staff Legal Bulletin No. 5, the Company has assessed both the cost of addressing and the costs or consequences of incomplete or untimely resolution of the Year 2000 issue. The Company has reviewed its internal systems and has upgraded and replaced such systems with applications, in the normal course of business, that are Year 2000 compliant. To date, the costs of such upgrades have been minimal..

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

PART II.  OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

On September 28, 1999, the Company, its CEO and Chairman of the Board, Peter C. Madsen, and its CFO, Mark H. Rafferty, agreed to a settlement with the Securities and Exchange Commission (SEC) arising out of the five-year old investigation of the Company by the SEC. Without admitting or denying the allegations in the Complaints filed by the SEC, the Company consented to the entry of a final Judgment which enjoins it from violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934. Without admitting or denying the allegations, Messrs. Madsen and Rafferty each agreed to consent to the entry of an Order to cease and desist committing or causing any violations or any future violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20 and 13a-13 promulgated thereunder. Mr. Rafferty also agreed to cease and desist from committing or causing any violations or any future violations of Rule 13a-1 promulgated under the Exchange Act.

On March 30, 1999, the Company's Plan of Reorganization was approved by the Bankruptcy Court and the Company emerged from Bankruptcy protection. The Company has been operating pursuant to this Plan since that date. On November 18, 1999, a motion for final decree was granted and the case was closed.

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
Date: December 14, 1999                        By:
Peter C. Madsen                                    ---------------------------
President,  Chief Executive Officer
and Chairman of the Board of Directors
 (Principal Executive Officer)






                                                     /s/ Mark H. Rafferty
Date: December 14, 1999                        By:
Mark H. Rafferty                                   ---------------------------
Vice President, Chief Financial Officer
Treasurer  and Director
(Principal Financial and Accounting Officer)