Form 10-Q
period 2000-01-29
FASTCOMM COMMUNICATIONS CORP
filed 2000-03-14
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       January 29, 2000       .
                              -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transaction period from                         to
                               ------------------------

-------------------------------------

Commission file number   0-17168   .
                      --------------


                       FASTCOMM COMMUNICATIONS CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


                Virginia                                               54-1289115             .
-------------------------------------------         -------------------------------------------
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


                                 (703) 318-7750

         --------------------------------------------------------------
               (Registrant's telephone number, including area code)
               ---------------------------------------------------

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

As of March 3, 2000, there were 21,310,821 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

No exhibits are filed with this report, which consists of 13 consecutively numbered pages.

                       FASTCOMM COMMUNICATIONS CORPORATION

                                    FORM 10Q

                                TABLE OF CONTENTS

PART I            FINANCIAL  INFORMATION                                                      Page No.
                                                                                              --------
         Item 1.  Financial Statements

                  Consolidated Statement of Operations
                  Fiscal quarter and three fiscal quarters ended
                  January 29, 2000 and January 30, 1999............................................3

                  Consolidated Balance Sheets
                  January 29, 2000 and April 30, 1999..............................................4

                  Consolidated Statements of Cash Flows
                  Fiscal quarter and three fiscal quarters ended
                  January 29, 2000 and January 30, 1999 ...........................................5

                  Notes to Consolidated Financial Statements ......................................6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................................7-11

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings...............................................................12

SIGNATURES........................................................................................13

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  FASTCOMM COMMUNICATIONS CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                               (unaudited)
                                                                   Fiscal quarter ended            Three fiscal quarters ended
                                                              ------------------------------      ------------------------------
                                                               January 29,      January 30,       January 29,       January 30,
                                                                  2000              1999              2000              1999
                                                              ------------      ------------      ------------      ------------
Revenue                                                       $  1,175,418      $  1,701,812      $  4,491,526      $  4,037,161

Expenses
      Cost of sales                                                675,377         1,024,333         2,292,124         2,172,365
      Selling, general and administrative                        1,080,229         1,038,201         3,109,132         3,779,915
      Research and development                                     657,943           522,862         1,942,143         1,877,985
      Depreciation and amortization                                161,554           115,850           489,334           345,481
      Litigation settlement                                              -                 -                 -             7,970
                                                              ------------      ------------      ------------      ------------
Loss from operations                                            (1,399,685)         (999,434)       (3,341,207)       (4,146,555)

Other income (expense)
      Other income                                                       -                 -            23,489                 -
      Interest income                                               12,802               355            14,760            15,631
      Interest expense                                             (50,943)          (33,225)         (165,118)          (91,278)
                                                              ------------      ------------      ------------      ------------

Loss before reorganizional items                                (1,437,826)       (1,032,304)       (3,468,076)       (4,222,202)

Reorganizational items
      Professional fees                                                  -           217,224                 -           544,158
      Interest earned on accumulated cash
      resulting from Chapter 11 proceeding                               -            (2,000)                -           (14,885)
                                                              ------------      ------------      ------------      ------------
                                                                         -           215,224                 -           529,273
                                                              ------------      ------------      ------------      ------------

Net loss                                                      $ (1,437,826)     $ (1,247,528)     $ (3,468,076)     $ (4,751,475)
                                                              ============      ============      ============      ============
Loss per share:
           Basic and diluted                                       ($ 0.07)           ($0.10)           ($0.19)           ($0.38)

Weighted average number of shares
           Basic and diluted                                    19,672,845        12,685,886        17,989,645        12,423,678


      See accompanying notes to unaudited consolidated financial statements

                       FASTCOMM COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                         January 29,          April 30,
                                                            2000                1999
                                                        ------------        ------------
                                                        (unaudited)
Current assets
     Cash                                               $  1,800,027        $     90,727
     Restricted cash                                         152,367             152,367
     Accounts receivable, net                              1,135,761             647,492
     Inventories, net                                      2,314,360           2,658,788
     Prepaid and other                                       135,607             228,120
                                                        ------------        ------------
                                                           5,538,122           3,777,494


Property and equipment, net                                  747,111             631,959
Deferred financing costs                                           -              12,671
Goodwill, net                                                967,078           1,109,838
Other assets                                                  50,206              49,096
                                                        ------------        ------------
                                                        $  7,302,517        $  5,581,058
                                                        ============        ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
     Accounts payable                                   $  1,474,532        $  1,080,713
     Accrued payroll                                         265,752             246,615
     Other current liabilities                               432,224             527,342
                                                        ------------        ------------
                                                           2,172,508           1,854,670

Convertible debentures                                     1,342,200           2,690,357
                                                        ------------        ------------
                                                           3,514,708           4,545,027
                                                        ------------        ------------

Shareholders' equity
     Common stock, $.01 par value,                           212,031             161,429
     (50,000,000 shares authorized; 21,203,121 and
     16,142,974 issued and outstanding)
     Additional paid in capital                           30,103,919          23,934,667
     Accumulated deficit                                 (26,528,141)        (23,060,065)
                                                        ------------        ------------
     Total shareholders' equity                            3,787,809           1,036,031
                                                        ------------        ------------
                                                        $  7,302,517        $  5,581,058
                                                        ============        ============




      See accompanying notes to unaudited consolidated financial statements

                       FASTCOMM COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              (unaudited)
                                                               Fiscal quarter ended        Three fiscal quarters ended
                                                           ---------------------------     ---------------------------
                                                           January 29,     January 30,      January 29,    January 30,
                                                              2000            1999            2000            1999
                                                           -----------     -----------     -----------     -----------
Operating activities
     Net loss                                              $(1,437,826)    $(1,247,528)    $(3,468,076)    $(4,751,475)

  Items not affecting cash
     Depreciation and amortization                             161,554         115,850         489,334         345,481
     Provision for doubtful accounts                            (5,773)         47,954         (14,369)         47,968
     Provision for inventory obsolescense                       41,084          26,160         191,084          80,000
     Non cash interest expense on debentures                    47,213          39,426         170,970          68,009
     Amortization of deferred financing costs                        -          19,086          12,671          57,258
     Provision for litigation loss                                   -               -               -           7,970
  Changes in assets and liabilities
     Accounts receivable                                      (152,937)       (121,794)       (473,900)      1,905,307
     Inventories                                                (6,024)         84,279         153,345         299,315
     Prepaid and other current assets                           65,912          21,617          91,864          19,409
     Other non current assets                                        -               -               -           3,870
     Accounts payable and accrued liabilities                  192,356        (120,677)        412,956         786,505
     Other current liabilities                                (523,867)        275,755        (241,903)        191,712

                                                           -----------     -----------     -----------     -----------
     Net cash used by operations                            (1,618,308)       (859,872)     (2,676,024)       (938,671)
                                                           -----------     -----------     -----------     -----------

Investing activities
     Additions of property, plant and equipment                (73,467)        (34,762)       (461,727)       (127,079)

                                                           -----------     -----------     -----------     -----------
     Net cash used by investing activities                     (73,467)        (34,762)       (461,727)       (127,079)
                                                           -----------     -----------     -----------     -----------

Financing activities
     Proceeds from the issuance of common stock                      -               -       1,000,000               -
     Net proceeds from exercise of warrants and options      3,448,777               -       3,847,051               -

                                                           -----------     -----------     -----------     -----------
     Net cash provided by financing activities               3,448,777               -       4,847,051               -
                                                           -----------     -----------     -----------     -----------

Net increase (increase) in cash and equivalents              1,757,002        (894,634)      1,709,300      (1,065,750)

Cash and cash equivalents, beginning of period                  43,025       1,530,643          90,727       1,213,052
                                                           -----------     -----------     -----------     -----------

Cash and cash equivalents, end of period                   $ 1,800,027     $   636,009     $ 1,800,027     $   147,302
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

The Company's fiscal year ends on April 30. For interim reporting purposes the interim fiscal quarters are closed on the first weekend following the calendar quarter end date, unless the quarter end date falls on a weekend, in which case such weekend is used as the interim fiscal quarter end. The Company deviated from this policy in the current fiscal quarter to facilitate comparability. The quarter ended January 29, 2000 and January 30, 1999 each consisted of 91 calendar days.

2.       EARNINGS (LOSS) PER SHARE

Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. For the quarters ended January 29, 2000 and January 30, 1999, the earnings per share calculation does not include common share equivalents in that the inclusion of such equivalents would be antidilutive.

3.       INVENTORIES

Inventories are valued at the lower of cost or market and consist of the following:


                               January 29,            April 30,
                                  2000                  1999
                              ----------------------------------
Production materials          $  1,246,031          $  1,466,235
Work in process                     40,513               111,568
Finished goods                   1,027,816             1,080,985
                              ------------          ------------
                              $  2,314,360          $  2,658,788
                              ============          ============


4.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK

The fiscal quarter January 29, 2000 includes sales of $609,000 representing 52% of total revenues to an unrelated third party domestic corporation. On a fiscal year to date basis, sales to two unrelated third party corporations totaled $1,131,000 and $609,000 representing 25% and 14% of total revenue.

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

FUTURE PROSPECTS

On a forward-looking basis, the Company anticipates improved sales of its products. The Company has introduced its GlobalStack and MetroLan product lines, all of which have voice, data and video capabilities. Orders have been received and shipments commenced in the Company's second fiscal quarter. Shipments of these product lines significantly increased in the third fiscal quarter. The Company added new features to its Quick product line that qualify this product for a larger and enhanced distribution channel. Initial shipments of the ChanlComm(R) product commenced in the fourth quarter of fiscal 1999. To date, such shipments have been minimal. The Company anticipates that sales of the next generation ChanlComm(R) 7790 product will begin generating revenues commencing with the fourth quarter of its fiscal year ended April 30, 2000. This product is being well received in both the domestic and international marketplaces.

The Company has changed its organizational structure and reduced headcount. As a result, year to date spending levels have declined. Further, legal and professional fees have declined sharply from that of the previous fiscal year.

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

RESULTS OF OPERATIONS

REVENUE

     Fiscal quarter ended              Three fiscal quarters ended
------------------------------        ------------------------------
January 29,        January 30,        January 29,        January 30,
   2000               1999               2000               1999
-----------        -----------        -----------        -----------
$ 1,175,418        $ 1,701,812        $ 4,491,526        $ 4,037,161


Total revenues decreased $393,000 (25%) compared with that of the previous quarter and decreased $526,000 (31%) when compared with the corresponding quarter of the previous fiscal year. The sequential quarter over quarter decrease is primarily attributable to a decrease in unit sales of data frame relay access products and Quick products offset by increased shipments of GlobalStack and MetroLan products. The decrease in the current quarter in comparison with that of the corresponding quarter of the previous fiscal year is primarily attributable to an decrease in unit sales of data only frame relay access devices, Quick products and compression products offset by shipments of GlobalStack and MetroLan products.

On a fiscal year to date basis, total revenue increased $454,000 compared with that of the corresponding period of the previous fiscal year. This 11% increase is primarily attributable to the introduction of the GlobalStack and MetroLan product lines, an increase in unit sales of data only frame relay access products offset by a decline in unit sales of the Quick product line.

The fiscal quarter January 29, 2000 includes sales of $609,000 representing 52% of total revenues to an unrelated third party domestic corporation. On a fiscal year to date basis, sales to two unrelated third party corporations totaled $1,131,000 and $609,000 representing 25% and 14% of total revenue.

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

COST OF GOODS SOLD AND GROSS MARGIN


                                         Fiscal quarter ended                  Three fiscal quarters ended
                                    --------------------------------        --------------------------------
                                     January 29,         January 30,         January 29,         January 30,
                                        2000                1999                2000                1999
                                    ------------        ------------        ------------        ------------
Cost of sales                       $    675,377        $  1,024,333        $  2,292,124        $  2,172,365

Gross margin                                  43%                 40%                 49%                 46%


Gross margin on product sales approximated 47% in the current fiscal quarter and 50% on a fiscal year to date basis. This compares favorably with the 40% and 46% recorded in the corresponding periods of the previous fiscal year. Gross margins were negatively effected by unabsorbed factory overheads associated with reduced selling levels. During the quarter ended January 29, 2000, the Company increased its reserve for inventory obsolescence by $50,000 reducing gross margin by approximately 4% in the current quarter and 1% on a fiscal year to date basis.

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES


   Fiscal quarter ended                   Three fiscal quarters ended
--------------------------------        --------------------------------
 January 29,         January 30,         January 29,        January 30,
    2000                1999                2000                1999
------------        ------------        ------------        ------------
$  1,080,229        $  1,038,201        $  3,109,132        $  3,779,915

Selling, general and administrative expenses increased $43,000 or (4%) when compared with that of the corresponding quarter in the previous fiscal year. This increase is primarily attributable to a decline in salary costs associated with reduced headcount ($53,000); offset by increases in advertising ($55,000); office and communications costs ($18,000) and professional fees associated with investor relations ($33,000).

On a fiscal year to date basis, selling, general and administrative expenses decreased $671,000 or (18%) when compared with that of the corresponding period of the previous fiscal year. This decrease is primarily attributable to reduced salary and benefit costs associated with a decline in headcount ($441,000); reduced legal and professional fees ($158,000); reduced travel costs ($90,000); and reduced operating lease costs resulting from expired and renegotiated lease agreements ($207,000); and reduced bad debt expenses ($28,000) offset by increased advertising costs ($157,000); and increased investor relations costs associated with the Company's annual shareholders meeting ($59,000).

RESEARCH AND DEVELOPMENT EXPENSES


     Fiscal quarter ended                       Three fiscal quarters ended
----------------------------------          ----------------------------------
 January 29,           January 30,          January 29,            January 30,
    2000                  1999                  2000                  1999
------------          ------------          ------------          ------------
$    657,943          $    522,862          $  1,942,143          $  1,877,985


Research and development expenditures consist primarily of hardware and software engineering, personnel expenses, subcontracting costs, equipment, prototypes and facilities. The 26% increase in such costs in the current quarter when compared with the corresponding quarter of the previous fiscal year is primarily attributable labor and material costs associated with the development of the GlobalStack, MetroLan and ChanlComm product lines.

Research and development expenditures for the three fiscal quarters ended January 30, 1999 included a $150,000 fee associated with the exclusive license agreement with KG Data Systems, Inc. Net of this one time expenditure, research and development costs increased $214,000 when compared with that of the corresponding quarter of the previous fiscal year. This increase is primarily attributable to the previously mentioned product development costs.

The markets for the Company's products are characterized by continuing technological change. Management believes that significant expenditures for research and development will continue in the future.

DEPRECIATION AND AMORTIZATION


     Fiscal quarter ended                        Three fiscal quarters ended
----------------------------------          ----------------------------------
 January 29,           January 30,           January 29,           January 30,
    2000                  1999                  2000                  1999
------------          ------------          ------------          ------------
$    161,554          $    115,850          $    489,334          $    345,481


The increase in depreciation and amortization is primarily attributable to depreciation associated with current year fixed asset purchases and to the amortization of goodwill associated with the acquisition of KG Data Systems in March, 1999. This goodwill is being amortized on a straight line basis over a seven year period at a rate of $26,000 per quarter.

REORGANIZATIONAL ITEMS

During the quarter ended January 30, 1999, the Company incurred $217,000 in expenses associated with its reorganization under Chapter 11. During the three fiscal quarters ended January 30, 1999, these costs totaled $544,000. Such expenses primarily consisted of legal fees and the costs of financial consulting services. In that the Company's reorganization was approved on March 30, 1999, such expenses have not reoccurred in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At January 30, 2000, the Company had $1,800,000 in cash. During the current fiscal quarter, working capital increased from $1.3 million at October 30, 1999 to $3.4 million at January 29, 2000. At January 29, 2000, the Company had a current ratio of 2.6 to one.

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

This program terminated on December 10, 1999. 852,898 warrants were exercised under Option A and 1,708,027 warrants were exercised under Option B. The Company issued 854,014 unregistered warrants to those electing Option B. This program generated $3,049,000 in cash for the Company. These funds will be used for working capital and research and development purposes.

JULY 1999 PRIVATE PLACEMENT

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

On February 7, 2000 the Company called for redemption the Class A warrants. In connection with this redemption, the Company issued 333,000 common shares and generated $499,500 in additional cash.

CONVERSION OF DEBENTURES

On January 13, 2000, the Company amended the terms of the Convertible Debentures issued as part of its Plan of Reorganization. Under the terms and conditions of this amendment, the conversion date of these debentures was accelerated from April 12, 2000 to January 13, 2000. During the quarter ended January 29, 2000 $1,148,000 in debentures converted into 384,805 shares of common stock. Subsequent to the end of the quarter but prior to the issuance of this report an additional $531,000 in debentures were converted into 119,000 shares of common stock.

When and if exercised, the 2,624,000 unexercised warrants associated with the July 1999 private placement, the debentures and warrants issued in conjunction with the Company's Bankruptcy reorganization, the outstanding convertible debentures and the accelerated warrant conversion program will generate a maximum of $5,418,000 in additional cash for the Company. The Company can give no assurance as to whether any warrants will be exercised, nor to the amount of cash that will be generated, if any of these securities are exercised.

The Company anticipates that it may require additional funding to meet operating requirements, future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties, by asset based lending facilities and through the exercise of in the money stock options and warrants. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company

THIRD FISCAL QUARTER OF  2000 COMPARED TO THIRD FISCAL QUARTER OF 1999

The Company used $1,618,000 in cash from operations during the quarter ended January 29, 2000. This compares unfavorably to $860,000 in cash used by operations during the corresponding quarter of the previous fiscal year. This $758,000 increase is primarily attributable to a $140,000 increase in the net loss for the quarter and increased payments to vendors.

The Company purchased $73,000 in fixed assets during the current fiscal quarter. The majority of these purchases are being utilized for hardware and software development.

THREE FISCAL QUARTERS ENDED JANUARY 29, 2000 COMPARED TO THREE FISCAL QUARTERS ENDED JANUARY 30, 1999

The Company used $2,676,000 in cash from operations during the three fiscal quarters ended January 29, 2000. This usage of funds is primarily attributable to the net loss for the period offset non-cash expenditures and increased accounts receivable and current liability balances.

The Company purchased $472,000 in fixed assets during the three fiscal quarters ended January 29, 2000. The majority of these purchases are being utilized for hardware and software development.

Cash provided by financing activities is primarily attributable to $1,000,000 in proceeds received from the placement of common shares and $3.8 million in proceeds from the exercise of common stock options and warrants.

ACCOUNTS RECEIVABLE

The Company's accounts receivable balance increased $153,000 in the current fiscal quarter and $474,000 on a fiscal year to date basis.

INVENTORIES

On a fiscal year to date basis, the Company's inventory balance decreased $153,000. During the quarter ended January 29, 2000, the Company increased it reserve for inventory obsolescence by $50,000. The Company's reserve for inventory obsolescence totals $1,411,000. The Company believes it will be able to ship and/or liquidate its current inventory levels profitably and that its reserve for inventory obsolescence and excess inventory is adequate.

SHAREHOLDERS' EQUITY

Shareholders' equity increased $3.2 million in the current fiscal quarter and $2.7 million on a fiscal year to date basis. This increase is attributable to the net losses incurred offset by the $1 million private placement and $3.8 million in proceeds from the exercise of common stock warrants and options.

INCOME TAXES

The Company has estimated its annual effective tax rate at 0% due to uncertainty over the level of earnings in fiscal year 2000. Also, the Company has net operating loss carryforwards for income tax reporting purposes for which no income tax benefit has been recorded due to uncertainty over generation of future taxable income.

YEAR 2000

In accordance with the U. S. Securities and Exchange Commission's Staff Legal Bulletin No. 5, the Company has assessed both the cost of addressing and the costs or consequences of incomplete or untimely resolution of the Year 2000 issue. The Company reviewed its internal systems and upgraded and replaced such systems with applications, in the normal course of business, that are Year 2000 compliant. To date, the costs of such upgrades have been minimal.

The Company currently utilizes off the shelf software and uses no internally developed software in the operation of its business. The software embedded in the Company's products is not date sensitive and as such is not subject to the Year 2000 issue. The costs related to the Year 2000 issue have been immaterial to the Company's business, operations or financial condition. On a going forward basis, such costs are expected to remain immaterial.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 28, 1999, the Company, its CEO and Chairman of the Board, Peter C. Madsen, and its CFO, Mark H. Rafferty agreed to a settlement of charges stemming from an investigation by the United States Securities and Exchange Commission relating to events occurring in 1993 and 1994. This settlement was made by the parties without admitting or denying any wrongdoing.

On March 30, 1999, the Company's Plan of Reorganization was approved by the Bankruptcy Court. On November 18, 1999, a motion for final decree was granted and the case was closed.

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
Date: March 14, 2000                                           By:
Peter C. Madsen                                                    ---------------------------
President,  Chief Executive Officer
and Chairman of the Board of Directors
 (Principal Executive Officer)


                                                                   /s/ Mark H. Rafferty
Date: March 14, 2000                                           By:
Mark H. Rafferty                                                   ---------------------------
Vice President, Chief Financial Officer
Treasurer  and Director
(Principal Financial and Accounting Officer)