Form 10-K405
period 2000-04-30
FASTCOMM COMMUNICATIONS CORP
filed 2000-07-31
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from __________ to ______


                         Commission File Number: 0-17168

                       FASTCOMM COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                VIRGINIA                                        54-1289115
----------------------------------------                  ----------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                      Identification Number)


        45472 HOLIDAY DRIVE
          DULLES, VIRGINIA                                         20166
----------------------------------------                  ----------------------
(Address of principal executive offices)                         (Zip Code)


        Registrant's Telephone Number, including area code: 703/318-7750

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:


                     COMMON STOCK, PAR VALUE $.01 PER SHARE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on July 5, 2000, was $49,634,919 (22,059,964 shares times $2.25). As of July 5, 2000, there were 26,388,699 shares of the Common Stock of the registrant outstanding.

Documents incorporated by reference: NONE

                       FASTCOMM COMMUNICATIONS CORPORATION

                                    FORM 10 K

                        FOR THE YEAR ENDED APRIL 30, 2000

                                TABLE OF CONTENTS


                                             PART I.                                                 PAGE
  Item 1.      Description of Business.                                                                 3
  Item 2.      Description of Properties.                                                              10
  Item 3.      Legal Proceedings.                                                                      10
  Item 4.      Submission of Matters to Vote of Security Holders.                                      11



                                            PART II.                                                 PAGE
  Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.                  12
  Item 6.      Selected Financial Data.                                                                17
  Item 7.      Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results of      18
               operations.
  Item 7A      Market Risk                                                                             25
  Item 8.      Financial Statements and Supplementary Data.                                            26
  Item 9.      Changes in and Disagreements with Accountants on Accounting                             27
               and Financial Disclosure



                                            PART III.                                                PAGE
  Item 10.     Directors and Executive Officers of the Registrant.                                     28
  Item 11.     Executive Compensation.                                                                 30
  Item 12.     Security Ownership of Certain Beneficial Owners and Management.                         35
  Item 13.     Certain Relationships and Related Transactions.                                         36



                                            PART IV.                                                 PAGE
  Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                       37

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of an made under the safe harbor provisions of section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). From time to time, we may publish or otherwise make available forward-looking statements of this nature. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are not historical facts. The words "may", "could", "should", "will", "project", "intend", "continue", "believe", "anticipate", "estimate", "expect", "plan", "intend" and similar expressions are intended to identify forward looking statements. Examples of forward-looking statements include statements regarding, among other matters, our plans, intentions, beliefs and expectations about the following:

Our future prospect, including our revenues, income, margins, profitability, cash flow, liquidity, financial condition and results of operations;

Our business plans and strategies;

The risks and uncertainties related to our business;

Our products and services, market position, market share, business, growth strategies and strategic relationships;

Industry trends, competitive conditions and market conditions, segments and trends;

The sufficiency of funds from operations and available borrowings to meet our future working capital and capital expenditure needs;

These forward-looking statements are based on the current plans, intentions, beliefs and expectations of management as well as assumptions made by and information currently available to management. You are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements are subject to substantial risks and uncertainties. Any or all of these forward-looking statements could turn out to be wrong. Forward-looking statements will be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described under "Additional Factors That May Affect Our Business and Future Results" in Item 5 below, as well as other risks and uncertainties discussed elsewhere in this Report, in documents incorporated by reference in this Report and in our other reports and filings with the Securities and Exchange Commission ("SEC"). We undertake no duty or obligation to update or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise.



                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

FastComm Communications Corporation (the "Company" or "FastComm") designs, develops and manufactures signaling gateway products that bridge the gaps that exist between incompatible communications networks, integrated access devices that serve as advanced voice/data/video/data convergence routers for enterprise and carrier users, IBM data center products, and protocol converters specifically designed for Unisys environments. FastComm also provides advanced internet protocol and data solutions over Frame Relay and xDSL such as voice/data integrated access devices (IAD's) and routers.

The Company's goal is to provide customers with leading edge technology and a cost-effective means of incorporating these technologies into existing or new networks. FastComm is positioning itself at the forefront of the evolving converged networks with a customer base that includes domestic and international corporations, carriers, internet service providers, competitive local exchange carriers, and State and Federal government agencies.

The Company targets business customers and designs its products for volume sales through third party resellers such as network product and service dealers, systems integrators, telephone carriers and original equipment manufacturers. These resellers form a primary distribution channel for the Company and also provide installation and maintenance support services.

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

In May 1998, FastComm obtained an exclusive license from KG Data Systems, Inc., ("KG Data") to manufacture, market and sell that firm's ChanlComm(R) product line, a replacement for channel attached front end processors in IBM based mainframe networks. Effective March 31, 1999, FastComm acquired all of the assets and assumed certain liabilities of KG Data. This business is now internally identified as the Mainframe Communications Division. (See Item 7)

On March 31, 2000, the Company completed its acquisition of substantially all of the assets and certain liabilities of Cronus Technology, Inc., ("Cronus") a privately held Illinois corporation that designs, manufactures and sells system compatibility solutions to the telecommunications industry. The Company believes that the Cronus acquisition provides it with a series of signaling gateway products that may be sold to multinational telecommunications corporations at gross margins significantly greater than the frame relay product line. Further, Cronus has 22 experienced software engineers which can allow the Company to significantly expand its research and development activities which could lead to more efficient product development. (See Item 7)

The Company's shares are quoted on the OTC Bulletin Board under the symbol FSCX.OB.

PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF THE FEDERAL BANKRUPTCY LAWS

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. On March 30, 1999, the Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and the Company emerged from Chapter 11. The Plan became effective on April 12, 1999. The Plan provided for cash and debenture payments equal to 100% of each allowed claim plus interest. The positions of all common shareholders were preserved. Confirmation of the Company's Plan resulted in an extraordinary gain of $833,149 in the fiscal year ended April 30, 1999. On November 18, 1999, a motion for final decree was granted and the case was closed.

Pursuant to the Plan, Class 1 creditors representing existing holders of convertible debentures, were required to convert their debt to equity on or before October 12, 1999. Claims of unsecured creditors, below $1,000, were repaid in cash on or before April 30, 1999. Claims of unsecured creditors greater than $1,000 were satisfied by cash payments totaling 25% of the allowed claim. The Company issued debentures to these unsecured creditors for the remaining 75% of their allowed claims. To generate the cash requirement of the Plan, the Company raised $1,000,000 through a private placement offering of securities to a group of Company employees, insiders and accredited investors.

The Company issued $2,490,357 in convertible debentures in satisfaction of the remaining 75% of each claim allowed in its Plan. The debentures earn interest at a rate of 7.5% per annum payable in the form of common stock of the Company at time of conversion. The debentures are convertible at the average of the closing price of the Company's common stock for the ten consecutive trading days ending on the trading day immediately preceding the date of conversion. The Company may execute a cash prepayment of the debenture at any time. The debentures mature on April 12, 2003. Any debentures not converted by this date will automatically convert into common stock of the Company. At April 30, 2000, $767,602 in convertible debentures were outstanding.

The Company is in compliance with all of the terms and conditions of its Plan.

FASTCOMM'S PRODUCTS

FastComm's suite of products include:

SIGNALING GATEWAY PRODUCT FAMILY

The FastComm line of signaling gateways bridges the gap between incompatible communications networks, enabling seamless communication between in-band to in-band, in-band and out-of-band networks and out-of-band to out-of-band SS7, ISDN, and xGCP networks. There are 4 products in the signaling gateway product line:

o SIGNALPATH(TM) 230 (SP-230) is a 52 T1/E1 signaling gateway allowing communication between in-band and out-of-band networks or between networks supporting different out-of-band protocols. As a signaling gateway supporting multiple national SS7 and in-band variants, the SP-230 could extend the softswitch architecture to foreign markets immediately.

o SP-201 is a 4 T1/E1 variant of the SP-230.

o TSC-100 is a 24 T1/E1 signaling gateway allowing communication between different variants of in-band signaling.

o MUX-100 is an analog to digital converter. Protocol conversion is an available option.

INTEGRATED ACCESS DEVICES (IAD'S) PRODUCT FAMILY

Integrated Access Devices aggregate multiple traffic types (i.e. voice/fax, IP, video, etc.) onto a single access port or circuit. The FastComm IADs consist of the following two products:

o METROLAN(TM) family of IADs is ideal for remote office/branch office environments. Supports up to 3 analog voice/fax ports, Ethernet, and up to 3 physical ports with extensive IP/legacy support.

o GLOBALSTACK(TM) is a modular IAD that complements the MetroLAN(TM) for medium to large and central site environments. Supports up to 60 compressed digital voice/fax channels or 6 voice interfaces, Ethernet and a variety of serial data interfaces (i.e. V.35, X.21, V.24, T1/FT1, E1/N*64kbps, and/or 56/64kbps CSU/DSUs).

DATA CENTER PRODUCTS FAMILY

The Data Center product family is geared toward providing data routing capability for IP and legacy communications.

o CHANLCOMM(R) provides the IBM mainframe user with the ability to perform high speed SNA/SCLC/Bisync and LAN communications without the need for a traditional front-end processor or costly software products such as NCP or SSP.

o QUICK II(TM) is an integrated router, protocol converter and terminal server all in one easy to manage compact chassis, for attaching Unisys Poll Select devices into IP networks.

o MONOFRAD(TM) is a data router supporting a Network and a single User port.

o RINGFRAD(TM) is a data router supporting a Token Ring, a Network port and up to 4 User ports.

o WEBROUTER(TM) is a compact, low cost Internet/Intranet router supporting Ethernet and a single Network port.

o ETHERFRAD(TM) is a family of integrated IP and legacy data routers supporting Ethernet, a Network port and up to 5 User ports.

SIGNALPATH 230

The SignalPath 230 (SP 230) is an advanced signaling protocol converter designed to solve signaling compatibility problems that exist between communications networks. Different types of communications protocols, both in-band and out-of-band, exist globally making communications between such networks impossible. The SP 230 breaks down the communications barriers presented by these different protocols and enables a seamless flow of information across any network. The SP 230 can interface with switches and gateways provided by Cisco, Lucent, Nortel, Siemens, Ericsson, Alcatel and others. As a signaling gateway supporting multiple national SS7 and in-band variants, the SP-230 could extend the softswitch architecture to foreign markets immediately.


METROLAN

The MetroLAN router combines analog voice from switches, PBXs, key systems, telephones, and the public telephone network with LAN/legacy data & multimedia and transports it over switched or dedicated digital networks. MetroLAN satisfies the needs of small office/branch offices that require optimum phone line performance. With FastComm's routing software, three analog voice ports, two data equipment serial interfaces and an Ethernet port, the MetroLAN is the perfect solution for voice/fax/data and video applications. The MetroLAN is compliant with FRF.11, supporting voice compression (with silence suppression) which allows up to 3 compressed voice channels to be transported in less than 30Kbps. Bandwidth is dynamically allocated between voice/video/data so that LAN traffic may continually adapt to fill the unused bandwidth.

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

CHANLCOMM(R) MAINFRAME COMMUNICATIONS PROCESSOR

During fiscal 1999, the Company began to market the ChanlComm(R) product family as a replacement for the front end processor ("FEP") in IBM mainframe computer networks. The ChanlComm(R) takes its name from being "channel attached" to a main computer, bypassing the typical front end processor installed to handle communications lines. This product is now shipping with serial (SDLC) interfaces for wide area network lines

(point to point and multidrop). The product development plan includes the addition of a direct frame relay interface, full IP routing, along with other capabilities and protocols. The current 16 port capacity will be expanded to at least 256 ports this fiscal year. In certain applications, the ChanlComm(R) at the host computer will communicate with FastComm IADS or routers at remote sites, creating "pull through" business for the Company.

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

NEW PRODUCT DEVELOPMENT

The Company invests heavily in research and development and expects such investment to continue.

Recorded expenses for research and development have been as follows:

     Fiscal year 2000       $2,966,000                46% of revenue
     Fiscal year 1999       $2,388,000                51% of revenue
     Fiscal year 1998       $2,255,000                25% of revenue

The Company's ability to anticipate changes in technology, industry standards and communications service provider offerings, and its ability to develop and introduce new and enhanced products on a timely basis that are successful in the market will be a significant factor in the Company's competitive position and in its prospects for growth. Management believes that the future success of the Company depends on its ability to continue to enhance its products, improve product performance and functionality and to develop new products that address emerging markets. Management believes that significant expenditures for research and development will continue to be required.

To bring a product to market quickly, any design may be done entirely internally, externally, jointly with another firm, or from licensed technology. Larger companies, with greater engineering resources and more internal expertise, may be able to develop a larger portion of their products without outside technology. Elimination of licensing fees or royalties could provide them a cost advantage.

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

Management knows of no material effect from non-compliance with environmental laws or regulations.

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

MARKETING AND SALES

DOMESTIC

The Company targets its signaling gateway products and its IAD product line to business customers and designs its products for volume sales through third party resellers such as network product and service dealers, systems integrators, telephone carriers and original equipment manufacturers. The Company has existing relationships and contracts with several large customers such as Lucent, Nortel, Siemens and Pacific Access Technology. These resellers form a primary distribution channel for the Company and, in some instances, provide installation and maintenance support services.

To date, the Company has marketed the ChanlComm(R) product line directly to end users and will continue to do so until reseller relationships are developed. The Company is in discussion with several potential resellers of the ChanlComm product. Since discussions are in the preliminary stages, no assurance can be made as to the outcome of these discussions. Unisys and Anicom sell the Quick II directly to their customer base.

During fiscal year 2000, sales to Amadeus, Pacific Access Technology, and Anicom accounted for 18%, 15% and 12% of total sales. During fiscal years 1999 and 1998, sales to Alcatel Data Networks accounted for 28% and 32% of total sales.

There were no Government contracts during the fiscal year that were subject to renegotiation of profits or termination.

INTERNATIONAL

In the international marketplace, independent distributors represent the Company in more than 35 countries. These firms are most often locally owned and managed, which gives them an important presence in their markets. Terms of international distribution agreements are similar to domestic agreements and grant to the distributor similar stock adjustment/rotation and stock update rights. In most cases, a distributor obtains non-exclusive rights to all FastComm products for a specific geographic area. In fiscal 2000, 1999 and 1998, the Company had export sales to foreign customers totaling $616,000, $1,800,000 and $3,292,000, respectively. In fiscal 1999 and 1998 the majority of the sales to Alcatel Data Networks were for export, primarily to Latin America and Asia.

During fiscal year 2000, the Company placed significant emphasis on international selling opportunities. The Company increased its international sales force and executed new reseller contracts with distributors in Argentina, Bolivia, Bosnia, China, Costa Rica, El Salvador, Guatemala, Honduras, Hong Kong, Korea, Mexico, Nicaragua, Peru, Suriname, Tobago and Trinidad. The Company is in discussions, of various stages, with significant international customers. Since contracts have not yet been executed, no assurance can be made as to the outcome of these discussions. In most instances, the Company requests confirmed letters of credit, issued in advance, as payment for international sales. The Company recently signed a three year agreement with Sumisho Electronics to supply the Japanese Data Center market with the ChanlComm 7790 product.

The Company's export sales may be subject to restrictions on foreign operations, including restrictions imposed by foreign governments on imports as well as U.S. Government originated restrictions, and are subject to risks associated with fluctuations in foreign exchange rates. Although substantially all foreign contracts are denominated, and revenues are paid, in United States dollars, to the extent the Company receives payments in foreign currencies, it may incur gains or losses because of exchange fluctuations between currencies. Moreover, fluctuations in currency exchange rates may cause the Company's established prices to be relatively more or less expensive in terms of local currencies.

CUSTOMER SUPPORT AND SERVICE

The Company maintains a technical support staff. Their work primarily supports resellers, but end users are periodically given technical information and assistance by telephone. For new products or features, including beta tests, Company personnel will visit end user sites to participate in installation and training.

NCR Corp. and Unisys have signed agreements with the Company whereby they assume responsibility for installation and/or maintenance, under certain circumstances, of FastComm products sold by them or by third parties. The Company may enter into similar agreements with others in the future.

PROMOTION

The Company places advertisements in trade publications that stress the unique product benefits. Most publications in which the Company advertises have international circulation, aiding the Company's selling efforts outside the U.S.

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

The primary competition for each of the Company's major products is as follows:

SIGNALING GATEWAY PRODUCT FAMILY: The Company believes that there is a distinct market for signaling gateways and that the SignalPath product family is well positioned to take advantage of this trend. Competitors include California-based TEKELEC, Inet Technologies, Hewlett-Packard, Sun Microsystems, and Telesoft Design Ltd. Although, Sun and Hewlett Packard have SS7 interfaces, they focus on their server market without much emphasis on the multitude of international signaling variants.

The complexity and lack of interworking standards represent high barriers to entry. Accordingly, very few companies concentrate on this market. Those companies that have demonstrated development of signaling products have typically become acquisition targets of larger telecommunications companies.

INTEGRATED ACCESS DEVICES (IAD'S) PRODUCT FAMILY: Competition is extensive in this marketplace. Major competitors include the Motorola Vanguard product line, Cisco Systems' 2520-2523 and 3800, and the ACT Networks' Netperformer product family. While the Company currently has less than a 2% share of the total IAD market, management believes that the Company's products including prioritization and, in particular, integrated voice capabilities, are extremely attractive at the current selling prices.

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

IBM MAINFRAME MARKET: The ChanlComm(R) is one of the very few communications devices that attach directly to the mainframe computer via the block or byte channel (bus and tag connectors). No other IAD vendor offers a channel-attached device. Among router vendors, only Cisco has announced a channel attachment option to their larger router line. This channel attachment technology is licensed by Cisco from IBM. The Company believes that the cost to buy or design a channel interface to the mainframe will pose a significant barrier to new entrants to the market for several years.

Current users of IBM front end processors ("FEP") were advised that IBM discontinued support for certain older models in December of 1998. A similar plan for the remaining larger version (the IBM 3645) has alarmed customers who do not wish to convert to router based networks. These enterprises are now FastComm's prime targets for the newest release of of the ChanlComm product line. The ChanlComm(R) products easily replace all FEP versions. ThirD party maintenance organizations continue to support the older FEP's, thus allowing them to remain in service for some additional time. The Company expects that these organizations will continue to offer this support as it offers them a very lucrative business opportunity. These maintenance organizations are also sales prospects, as they too can benefit from the ease of use and state of the art of this product.

Having a channel-attached product is expected to provide a competitive advantage to the Company as it seeks a share of the business to be generated between now and the year 2003 when an expected 15,000 IBM networks convert from leased lines to a frame relay transmission service. However, competitors like IBM and Cisco, which are larger and have greater resources, are expected to compete for the same customers.

LICENSES, PATENTS, AND TRADEMARKS

The communications industry traditionally relies more on trade secrets and rapid obsolescence than patents. None of the Company's current products is protected by patent.

On November 12, 1998, the Company entered into a 20-year licensing agreement with Telogy Networks, Inc. to deliver their Golden Gateway Voice Over Packet software and documentation service. The total committed cost was $281,000. Payments are spread over a 24-month period. Deliverables include DSP unit licenses and developer's kit and MCU unit licenses and developer's kit.

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

Software related to the ISDN, X.25, voice compression and SNA interfaces is licensed to the Company and has been integrated into its IAD/ router product line.

MANUFACTURING

Over the past several years, the Company has outsourced the manufacturing of its circuit board assemblies to third party manufacturers. The Company believes that the outsourcing of manufacturing preserves capital for other business purposes. The Company's in house manufacturing process is limited to that of planning, purchasing, material management, final assembly and testing. The Company utilizes several manufacturers for this process and believe that its relationships with these organizations is satisfactory. The Company will continue this outsourcing activity for the foreseeable future.

Most of the components used in the Company's manufacturing process are available from multiple sources. Single-source items are all from large vendors with stable histories of supplying material as needed. FastComm and its third party manufacturers have established strong relationships with key vendors to reduce the risk of significant shortages or delays relating to availability of materials. Shortages or delays in the supply of components, however, could adversely affect the Company's ability to meet scheduled product shipments in any particular fiscal quarter, which could materially affect the Company's near term operating results. Management believes the loss of any supplier would not be materially detrimental to the Company's business in the long term.

EMPLOYEES

At July 5, 2000, the Company had 103 full-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its employee relations are satisfactory.

FUTURE PROSPECTS

On a forward-looking basis, the Company finalized the development of its GlobalStack and MetroLan product lines, all of which have voice, data and video capabilities. The Company has added new features to its Quick product line that qualify this product for a larger and enhanced distribution channel. The Company believes that the GlobalStack and MetroLan products have a strong international application. Accordingly, the Company has enhanced its international selling presence in Brazil, Australia, the Pacific Rim, Colombia, Venezuela and Central America.

During its fiscal year ended April 30, 2000, the Company executed non exclusive distribution agreements with resellers in Argentina, Bolivia, Bosnia, China, Costa Rica, El Salvador, Guatemala, Honduras, Hong Kong, Korea, Mexico, Nicaragua, Peru, Suriname, Tobago and Trinidad.

The acquisition of Cronus allows FastComm to offer signaling gateways that bridge the gap between incompatible communications networks. These gateways enable seamless communication between in-band and out-of-band networks, or between out-of-band to out of band SS7 variants. Cronus has existing relationships and contracts with several large multi national customers such as Nortel, Lucent and Siemens. Discussions with other large customers are ongoing. The Company believes that it is well positioned to capitalize on increasing international cross border traffic and the growing voice over packet market. The Company believes that through additional marketing and development efforts, Cronus product line sales could increase significantly in fiscal 2001.

The technologies acquired as part of this acquisition are complementary and enable the Company to migrate into new marketplaces such as the softswitch. Softswitch is an alternative to circuit based switching technology. Management believes that softswitch will force equipment makers to require more signaling gateway products. The Company believes that it will have the opportunity to complement softswitch solutions offered by companies currently in this marketplace as well as perhaps move into the softswitch market itself, at some future date.

Initial shipments of the ChanlComm(R) 7790 product, for field trial purposes, commenced in the fourth quarter oF fiscal 2000. The Company anticipates that sales of the ChanlComm(R) 7790 product could begin generating significanT revenues commencing mid year of its fiscal year ended April 30, 2001. The Company recently signed a three year agreement with Sumisho Electronics to supply the Japanese Data Center market with ChanlComm 7790 product. The Company believes that this agreement represents a major milestone for this product line. In late July 2000, subsequent to year end, the 7790 product was released to production and commercial customer shipments commenced.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's executive, administrative and marketing operations are located in a leased 17,000 square foot facility in Dulles, Virginia. Aggregate base rent and common charges for this facility approximated $284,000 for the fiscal year ended April 30, 2000. This lease expires April 30, 2003. The Company's research and development, technical support and manufacturing operations are located in a leased 17,250 square foot facility located in Chantilly Virginia. Aggregate base rent and common charges for this facility approximate $178,000 on an annual basis. This lease, which was assumed as part of the Company's acquisition of Cronus, expires on September 30, 2002.

As part of the KG Data acquisition, the Company assumed a three year lease for a 3,700 square foot facility in Norwalk, Connecticut. Expenditures under this lease agreement approximated $49,000 for the fiscal year ended April 30, 2000. This lease will expire June 30, 2001.

The Company also leases a small sales office in Colorado.

Management believes that its leased facilities adequately serve the Company's present needs.


ITEM 3. LEGAL PROCEEDINGS

In fiscal 1995, the Securities and Exchange Commission (the "SEC") began an inquiry relating to certain prior public disclosures and periodic reports of the Company. In September 1999, the Company, its Chief Executive Officer and its Chief Financial Officer agreed to a settlement with the SEC. Without admitting or denying the allegations in the complaints filed by the SEC, the Company consented to the entry of a final Judgment which enjoins it from violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934. Without admitting or denying the allegations, the Company's Chief Executive Officer and its Chief Financial Officer each agreed to consent to the entry of an Order to cease and desist committing or causing any violations or any future violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20 and 13a-13 promulgated thereunder. The Company's Chief Financial Officer also agreed to cease and desist from committing or causing any violations or any future violations of Rule 13a-1 promulgated under the Exchange Act.

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. On March 30, 1999 a Plan of Reorganization was approved by the Bankruptcy Court and the Company emerged from Bankruptcy protection. The Plan of Reorganization became effective on April 12, 1999. The Plan provided for cash and debenture payments equal to 100% of each allowed claim plus interest. The positions of all common shareholders were preserved. The Chapter 11 Bankruptcy filing had a negative impact on the Company's sales, its relationships with vendors and ability to hire and retain qualified employees, among other areas. On November 18, 1999 a motion for final decree was granted and the case was closed.

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


                                                               High         Low
                                                               ----         ---

Fiscal Year Ended April 30, 2000:

               First Quarter ...........................       $1.34       $ .80
               Second Quarter ..........................        1.03         .69
               Third Quarter ...........................        6.06         .77
               Fourth Quarter ..........................        5.31        2.69


                                                               High         Low
                                                               ----         ---
Fiscal Year Ended April 30, 1999:

               First Quarter ...........................       $2.28       $ .38
               Second Quarter ..........................         .63         .25
               Third Quarter ...........................        1.50         .25
               Fourth Quarter ..........................        1.59         .94



As of July 5, 2000, there were 298 registered holders of record of the Common Stock and the closing sales price on such date for the Common Stock as reported by NASDAQ was $2.25 per share.

DIVIDEND POLICY

The Company has not paid dividends on its Common Stock. The Company anticipates that it will retain all earnings to finance the operation and growth of its business and does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

ADDITIONAL FACTORS THAT MAY APPROVE OUR BUSINESS AND FUTURE RESULTS

THE COMPANY CAUTIONS THAT CERTAIN STATEMENTS IN THIS REPORT AND IN THE COMPANY'S OTHER PERIODIC REPORTS FILED PURSUANT TO THE UNITED STATES SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE , MAY BE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, THE "SAFE HARBOR" FOR FORWARD LOOKING STATEMENTS ENACTED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FORWARD LOOKING STATEMENTS THAT MAY BE CONTAINED IN THE COMPANY'S REPORTS UNDER THE EXCHANGE ACT AND IN OTHER ORAL OR WRITTEN STATEMENTS MADE BY THE COMPANY OR BY ITS AUTHORIZED REPRESENTATIVES INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. AS A CONSEQUENCE, ACTUAL RESULTS MIGHT DIFFER MATERIALLY FROM RESULTS FORECAST OR SUGGESTED IN THESE FORWARD LOOKING STATEMENTS. SOME OF THESE RISKS AND UNCERTAINTIES ARE IDENTIFIED IN THE DISCUSSION TO FOLLOW. ADDITIONAL INFORMATION REGARDING THESE FACTORS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY MAY BE REFERRED TO AS PART OF PARTICULAR FORWARD LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY OR ON ITS BEHALF ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO THE IMPORTANT FACTORS DISCUSSED BELOW AND TO THOSE THAT MAY BE DISCUSSED AS PART OF PARTICULAR FORWARD-LOOKING STATEMENTS.

The Company cautions that the following important risk factors, among others, could cause actual results for the fiscal year ended April 30, 2001 and for subsequent financial reporting periods to differ materially from those forecast or suggested in any forward-looking statement made by the Company or on its behalf, in this report and otherwise. A number of these important factors have been discussed in this Annual Report on Form 10-K for the fiscal year ended April 30, 2000 and its quarterly reports on Form 10-Q previously filed with the United States Securities and Exchange Commission.

WE HAVE A HISTORY OF LOSSES AND MAY EXPERIENCE FUTURE LOSSES

We have incurred net losses of $6,817,000 $5,550,000 and $9,089,000 for the years ended April 30, 2000, 1999 and 1998, respectively. These losses are primarily attributable to sales levels insufficient to meet the costs associated with the development and marketing of new products in an emerging technology and to litigation costs and costs associated with the Chapter 11 Bankruptcy described below. Sales levels have been negatively impacted by delays in product development, delays on the part of the carriers to offer frame relay services and once offered, incorrect carrier pricing for frame relay services. The Company actively participates in industry forums that promote frame relay and ATM services. Further, the Company upgraded and expanded it sales, marketing and engineering organizations, while decreasing its general and administrative overhead. The Company is focused on acquisitions and partnership arrangements intended to expand its technology base and increase sales. There can be no assurance that the Company will generate sufficient revenues to meet expenses or to operate profitably in the future.

WE RECENTLY EMERGED FROM BANKRUPTCY

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. This filing was a direct result of enforcement activities by a judgment creditor. All litigation related to this matter has now been settled. On March 30, 1999, the Company's Plan of Reorganization was approved by the Bankruptcy Court and the Company emerged from Chapter 11. The Plan of Reorganization became effective on April 12, 1999. The Plan provides for cash and debenture payments equal to 100% of each allowed claim plus interest. The positions of all common shareholders were preserved. The Chapter 11 Bankruptcy filing had a negative impact on the Company's sales, its relationships with vendors and its ability to hire and retain qualified employees, among other areas.

WE ARE ENGAGED IN A HIGHLY COMPETITIVE BUSINESS.

The market for networking systems is extremely competitive. In most of the markets in which we compete our competitors are more established, benefit from greater market recognition and have greater financial, technological, production and marketing resources than we do. Competition could become even more intense if new companies enter the market or if our existing competitors expand their product lines. We compete on the basis of product features and capabilities, performance and price. An increase in competition could have an adverse effect on our operating results, both in terms of lost market share and revenues and required investments in research and development and sales and marketing in order to remain competitive. There can be no assurance that we will be able to make technological advances or that we will have sufficient resources to fund the necessary research and development, marketing and sales efforts that will enable us to profitably compete in our markets. On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. This filing was a direct result of enforcement activities by a judgment creditor. All litigation related to this matter has been settled. On March 30, 1999, the Company's Plan of Reorganization was approved by the Bankruptcy Court and the Company emerged from Chapter 11 on April 12, 1999. The Plan provides for cash and debenture payments equal to 100% of each allowed claim plus interest. The positions of all common shareholders were preserved. This filing had a negative impact on sales during the 1999 fiscal year and, at this time, the Company is unable to predict the effect this filing and the subsequent reorganization will have on its ability to compete in its marketplace.

WE RELY ON A LIMITED NUMBER OF KEY EMPLOYEES.

Our success depends to a significant degree upon the continued contributions of our management, marketing, engineering and technical personnel, many of whom would be difficult to replace. In addition, as we continue to develop the ChanlComm product line, we will need to attract and retain additional qualified personnel. There is intense competition for qualified personnel in our industry, and there can be no assurance that we will be able to attract and retain the qualified personnel necessary for the development of our business. Loss of the services of any of our key employees would be detrimental to our development. We do not have "key man" life insurance on any of our officers or directors. On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. As a direct result of this filing, the Company has suffered the loss of certain key employees. To date, the Company has been able to refill some of these positions. At this time, the Company is unable to predict the long-term effect this filing will have on its ability to attract and retain key employees.

WE MUST BE ABLE TO ADAPT TO CHANGES IN PROTOCOL AND OTHER TECHNOLOGY.

New Data Protocols may be developed that could displace the protocols currently supported in Company products, requiring additional software development to sustain the viability of those products. An announcement of such new protocols could have a negative effect on sales of older designs, as users hesitate to install equipment based on existing designs until they have evaluated the new ones. There can be no assurance that the Company would have the necessary resources, particularly the knowledgeable employees, to implement new protocols in a timely manner. Such failure to develop adequate products in response to new technology could adversely affect the Company's profitability. Asynchronous Transfer Mode (ATM) is a new technology for transmitting digital information, including voice and data, over a public or private network. Telephone companies and other operators of public network are deploying ATM in their backbone segments. If the ATM technology becomes much less expensive, ATM services could become economically more attractive than frame relay services that currently are involved in the bulk of the Company's business. If ATM were to become more popular than frame replay, the Company would need to develop new products, retrain its employees, and educate its sales and distribution channel partners. There can be no assurance that the Company will have the resources necessary to develop appropriate products in a timely manner.

WE MUST INTRODUCE NEW PRODUCTS TO COMPETE

The Company's future revenue is dependent on its ability to successfully develop, manufacture and market products. In this regard, future growth is dependent on the Company's ability to timely and successfully develop and introduce new products, establish new distribution channels, develop affiliations with leading market participants which facilitate product development and distribution, and market existing and new products with service providers, resellers, channel partners, and others. The introduction of new or enhanced products requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. In addition, as the technical complexity of new products increases, it may become increasingly difficult to introduce new products quickly and according to schedule. There can be no assurance that the Company will successfully manage the transition to new products or that the Company's research and development efforts will result in commercially successful new technology and products in the future.

WE MAY NEED TO SEEK ADDITIONAL CAPITAL TO FULFILL OUR BUSINESS PLAN

The Company's ability to make future capital expenditures and fund the development and launch of new products, are dependent on existing cash and demands on cash to support inventory for the Company's products and the Company's return to profitability. The timing and amount of the Company's future capital requirements can not be accurately predicted, nor can there be any assurance that debt or equity financing, if required, can be obtained on acceptable terms. There can be no assurance that the company will have cash available in the amounts and at the times needed.

SOME COMPONENTS OF OUR PRODUCTS ARE AVAILABLE TO US ONLY FROM A LIMITED NUMBER OF SUPPLIERS

Certain components used in our products are currently available from only one source and other of the components are available from only a limited number of suppliers. Although we have generally been able to obtain adequate supplies of components to date, our inability to develop alternative sources if and as required in the future, or to obtain sufficient sole source or limited source components as required, could result in delays or reductions in product shipments. Certain products that are or may in the future be marketed with or incorporated into our products are supplied by or under development by third parties. These third parties may be the sole suppliers of such products. While the Company believes there are a number of suitable manufacturers, there can be no assurance that current or alternative sources will be able to supply all of our demands on a timely basis. Also, an unanticipated interruption in supply could have a short-term effect on our business. It will not be economically practical for the Company to develop its own manufacturing capacity in the foreseeable future.

WE ARE DEPENDENT ON PATENTS AND PROPERTY RIGHTS TO PROTECT OUR POSITION IN THE INDUSTRY

The Company's success depends in part upon its technological expertise and proprietary product designs. The Company relies upon its trade secret protection efforts and, to a lesser extent, upon patents and copyrights to protect its proprietary technologies. There can be no assurance that these steps will be adequate to deter misappropriation or infringement of its proprietary technologies or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Further, given the rapid evolution of technology and uncertainties in intellectual property law, there can be no assurance that the Company's current or future products will not be determined to infringe proprietary rights of others. Should the Company be sued for patent infringement, there can be no assurance that the Company will prevail, or, if required by such litigation, that it will be able to obtain the requisite licenses or rights to use such technology on commercially reasonable terms. In addition, any litigation, regardless of the outcome, could result in substantial costs to the Company.

WE COULD BE AFFECTED BY GOVERNMENTAL RESTRAINTS OR CHANGES IN GOVERNMENTAL
POLICY

The Company's products are subject to regulation by the Federal Communications Commission (the "FCC"), and each of the Company's products must typically be tested before it can be introduced into the market. Any inability of the Company's products to conform to FCC regulations or any failure of the Company's products to meet FCC testing requirements could delay the introduction of the Company's products into the market, impact the Company's relationships with its OEMs and otherwise adversely affect the Company. Foreign authorities often establish telecommunications standards different from those in the United States, making it difficult and more time-consuming to obtain the required regulatory approvals. Any significant delay in obtaining such regulatory approvals could have an adverse effect on the Company's operating results. Furthermore, changes in such laws, regulations, policies or requirements could affect the demand for the Company's products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on the Company's future operating results.

OUR OUTSTANDING SHARES MAY BE DILUTED

A substantial number of shares of Common Stock are or will be issuable by the Company upon the exercise of warrants and options which the Company has issued, which could result in dilution to a Shareholder's percentage ownership interest in the Company and could adversely affect the market price of the Common Stock.

On July 5, 2000, there were issued and outstanding a total of 26,388,699 shares of Common Stock. If all convertible debentures, warrants and stock options which the Company has issued were deemed converted and exercised, as the case may be, as of that date, there would be issuable approximately 5,880,144 shares of Common Stock. Upon such conversion and exercise, there would be outstanding 32,268,843 shares of Common Stock. The sale or availability for sale of a significant number of shares of Common Stock in the public market could adversely affect the market price of the Common Stock. The availability to the Company of additional equity financing, and the terms of any such financing, may also be adversely affected by the foregoing.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS AND GROWTH RATE

A significant portion of the Company's sales are derived from products shipped against firm purchase orders received in each fiscal quarter and from products shipped against firm purchase orders released in that quarter. Unforeseen delays in product deliveries or the closing of sales, introduction of new products by the Company or its competitors, fluctuations in customer capital expenditures or other conditions affecting the networking industry or the economy during any fiscal quarter could cause quarterly revenue and net earnings to vary greatly. Further, the Company schedules some production of its products and budgets expenses based on forecasts of sales, which are difficult to predict. The Company's manufacturing procedures are designed to assure rapid response to customer demand, but may, in certain circumstances, create risk of excess or inadequate inventory if orders do not match forecast. Moreover, shortages or delays in the supply of manufacturing components at shipments at acceptable prices could adversely affect the Company's ability to meet scheduled product shipments in any particular quarter, which could materially affect the Company's operating results. Because a substantial portion of customer orders are filled within the fiscal quarter of receipt, and because of the ability of customers to revise or cancel orders and change delivery schedules without significant penalty, quarter to quarter revenues and, to a greater degree, net earnings, may be subject to greater variability and less predictability.

TECHNOLOGICAL CHANGES

The markets for the Company's products are characterized by continuous technological change, evolving industry standards and frequent product introductions. Such changes in the market may adversely affect the Company's ability to sell its products. The Company's ability to anticipate changes in technology, industry standards and to develop and introduce new and enhanced products on a timely basis that are successful in the market, will be significant factors in the Company's competitive position and its prospects for growth. Moreover, if technologies or standards supported by the Company's products or carrier service offerings based on the Company's products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be adversely affected. As a result, Management believes that significant expenditures for research and development will be required in the future. Research and development project schedules for high technology products are inherently difficult to predict and there can be no assurance that the Company will achieve its expected initial shipment dates for products in development. Because timely availability of new and enhanced products is critical to the success of the Company, delays in availability of these products, or lack of market acceptance of such products, could adversely affect the Company.

MARKET PRICE VOLATILITY OF COMMON SHARES

The Company's common shares have been subject to substantial market price volatility, some of which has occurred when there have been variations between the Company's actual or anticipated financial results and the expectations of that of the financial community and in the aftermath of public announcements by the Company and its competitors. Further, the stock market has experienced extreme price and volume fluctuations from time to time which have affected the market price of many technology companies in particular and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic conditions, may adversely affect the market price of the Company's common shares. The Company's shares are currently quoted on the NASDAQ OTC Bulletin Board.

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

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth certain selected financial data for the five fiscal years in the period ended April 30, 2000. The statement of operations data for the fiscal years ended April 30, 2000, 1999 and 1998 and the balance sheet data at April 30, 2000 and 1999 are derived from and are qualified by reference to the financial statements of the Company audited by BDO Seidman, LLP, the Company's independent certified public accountants, whose opinion contains an explanatory paragraph related to substantial doubt about the Company's ability to continue as a going concern and is included elsewhere, herein. The statement of operations data for the fiscal years ended April 30, 1997 and 1996 and the balance sheet data at April 30, 1998, 1997 and 1996 are derived from financial statements of the Company also audited by BDO Seidman, LLP, but not included in this Annual Report. The financial data should be read in conjunction with the financial statements and related notes and other financial information and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report.


                                                                       FISCAL YEAR ENDED APRIL 30,
                                                     ----------------------------------------------------------------
                                                       2000          1999          1998          1997          1996
                                                       ----          ----          ----          ----          ----
STATEMENT OF OPERATIONS DATA:                                         ($000's except per share data)
     Total revenues                                  $  6,415      $  4,653      $  8,907      $ 11,163      $ 10,009

     Operating costs and expenses
       Costs of goods sold                              4,074         2,679         5,441         4,737         5,047
       Other operating expenses                         9,043         7,610        11,684         7,202         5,722
                                                     --------      --------      --------      --------      --------

     Total operating costs and expenses                13,117        10,289        17,125        11,939        10,769
     Operating loss                                    (6,702)       (5,636)       (8,218)         (776)         (760)

     Other income (expense), net                         (115)         (104)         (871)          181           129
     Reorganizational items, net                           --          (643)           --            --            --

     Loss before extraordinary item                    (6,817)       (6,383)       (9,089)         (595)         (631)

     Extraordinary gain                                    --           833            --            --            --
                                                     --------      --------      --------      --------      --------

     Net loss                                        $ (6,817)     $ (5,550)     $ (9,089)     $   (595)     $   (631)
                                                     ========      ========      ========      ========      ========

     Basic and diluted loss before extraordinary
       item                                          $  (0.35)     $  (0.49)     $  (0.87)     $  (0.06)     $  (0.07)

     Extraordinary item                                    --          0.06            --            --            --

     Basic and diluted loss per share                $  (0.35)     $  (0.43)     $  (0.87)     $  (0.06)     $  (0.07)

     Weighted average number of shares
     outstanding during each period                  $ 19,277      $ 12,917      $ 10,391      $  9,961      $  9,522

BALANCE SHEET DATA:

     Total assets                                    $ 21,199      $  5,581      $  9,226      $ 12,622      $  9,034
     Total long term liabilities                     $    771      $  2,690      $  1,205      $  3,000      $     --
     Shareholders' equity                            $ 13,770      $  1,036      $  3,246      $  7,759      $  6,880

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THIS ANNUAL REPORT. IN ADDITION, THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SPECIFICALLY, THE COMPANY WISHES TO ALERT READERS THAT THE FACTORS SET FORTH IN ITEM 5, "MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS - ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS", AS WELL AS OTHER FACTORS, IN THE PAST HAVE AFFECTED AND IN THE FUTURE COULD AFFECT THE COMPANY'S ACTUAL RESULTS, AND COULD CAUSE THE COMPANY'S RESULTS FOR FUTURE QUARTERS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY.

PETITION FOR REORGANIZATION UNDER CHAPTER 11

On June 2, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Virginia. On March 30, 1999, the Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and the Company emerged from Chapter 11. The Plan provided for cash and debenture payments equal to 100% of each allowed claim plus interest. The positions of all common shareholders were preserved. Confirmation of the Company's Plan resulted in an extraordinary gain of $833,149 in the fiscal year ended April 30, 1999. On November 18, 1999, a motion for final decree was granted and the case was closed.

PLAN OF REORGANIZATION

Pursuant to the Plan, Class 1 creditors representing existing holders of convertible debentures, were required to convert their debt to equity on or before October 12, 1999. Claims of unsecured creditors, below $1,000, were repaid in cash on or before April 30, 1999. Claims of unsecured creditors greater than $1,000 were satisfied by cash payments totaling 25% of the allowed claim. The Company issued debentures to these unsecured creditors for the remaining 75% of their allowed claims. To generate the cash requirement of the Plan, the Company raised $1,000,000 through a private placement offering of securities to a group of Company employees, insiders and accredited investors.

The Company issued $2,490,357 in convertible debentures in satisfaction of the remaining 75% of each claim allowed in its Plan. The debentures earn interest at a rate of 7.5% per annum payable in the form of common stock in the Company at time of conversion. The debentures are convertible at the average of the closing price of the Company's common stock for the ten consecutive trading days ending on the trading day immediately preceding the date of conversion. The Company may execute a cash prepayment of the debenture at any time. The debentures mature on April 12, 2003. Any debentures not converted by this date will automatically convert into common shares of the Company. At April 30, 2000, $767,602 in convertible debentures were outstanding.

The Company is in compliance with all of the terms and conditions of its Plan.

FUTURE PROSPECTS

On March 31, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Cronus Technology, Inc. for approximately $9,600,000, plus the assumption of liabilities of approximately $6,700,000 subject to adjustment as set forth in the agreement. Approximately $9,300,000 of the purchase price was funded through the issuance of shares of the Company's common stock and approximately $300,000 was paid in cash. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The Company recorded goodwill of approximately $12,000,000 related to this transaction. The goodwill is being amortized on a straight line basis over four years.

The acquisition of Cronus allows FastComm to offer signaling gateways that bridge the gap between incompatible communications networks. These gateways enable seamless interoperability between in-band and out-of-band networks, or between different types of out-of-band networks. Cronus has existing contracts and relationships with several large multi national customers such as Nortel, Lucent and Siemens. The Company believes that it is well positioned to capitalize on increasing international cross border traffic and the growing voice over packet market. The Company believes that through additional marketing and development efforts, Cronus product line sales will increase considerably from that of the $9 million recorded during the twelve months ended March 31, 2000.

The technologies acquired as part of this acquisition are complementary and enable the Company to migrate into new marketplaces such as the softswitch. Softswitch is an alternative to circuit based switching technology. Management believes that softswitch will force equipment makers to require more signaling gateway products. The Company believes that it will have the opportunity to complement softswitch solutions offered by companies currently in this marketplace as well as move into the softswitch market itself.

In fiscal year 2000, the Company finalized the development of its GlobalStack and MetroLan product lines, all of which have voice, data and video capabilities. The Company has added new features to the Quick product that qualify this product for a larger and enhanced distribution channel. The Company believes that the GlobalStack and MetroLan products have a strong international application. Accordingly, the Company has enhanced its international selling presence in Brazil, Australia, the Pacific Rim, Colombia, Venezuela and Central America. During its fiscal year ended April 30, 2000, the Company executed non exclusive distribution agreements with resellers in Argentina, Bolivia, Bosnia, China, Costa Rica, El Salvador, Guatemala, Honduras, Hong Kong, Korea, Mexico, Nicaragua, Peru, Suriname, Tobago and Trinidad.

Initial shipment of the ChanlComm(R) 7790 product for field trial purposes commenced in the fourth quarter oF fiscal 2000. The ChanlComm product group was developed by KG Data Systems, Inc. which the Company acquired on March 31, 1999. The Company anticipates that sales of the ChanlComm(R) 7790 product will begin generatinG significant revenues commencing mid year of its fiscal year ended April 30, 2001. The Company recently signed a three year agreement with Sumisho Electronics to supply the Japanese Data Center market with ChanlComm 7790 product. The Company believes that this agreement represents a major milestone for this product line. In late July 2000, subsequent to year end, the 7790 product was released to production and commercial customer shipments commenced.

The Company anticipates that it will require additional funding to meet future working capital needs and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties, by investments by strategic partners and through the exercise of in the money common stock warrants and options. Subsequent to April 30, 2000, but prior to the issuance of this report, the Company raised an additional $1,170,000 through a private placement offering of securities to a group of accredited investors. The Company has outstanding warrants that, if exercised, could generate a maximum of $7,293,000 in additional cash for the Company. The Company can give no assurance as to whether any warrants will be exercised, nor to the amount of cash that will be generated, if any of these securities are exercised. (See Item
7. Liquidity and Capital Resources)

The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company.

There can be no assurance that the required increased sales and improved operating efficiencies necessary to return to profitability will materialize.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As explained in the succeeding paragraphs, the Company has sustained recurring operating losses and cash flow deficits in fiscal years 2000, 1999 and 1998. In addition, the Company must obtain funds from outside sources in fiscal year 2001 to successfully implement its business plan. Presently, the Company has no firm commitments from outside sources to provide these funds. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage of revenues represented by certain items in the Company's consolidated statements of income.

                                                  FISCAL YEAR ENDED APRIL 30,
STATEMENT OF OPERATIONS DATA:                     2000       1999       1998
                                                  ----       ----       ----
     Total revenues                                100%       100%       100%

     Operating costs and expenses
          Costs of goods sold                       64%        58%        61%
          Selling, general and administrative       78%       102%        86%
          Research and development                  46%        51%        25%
          Reserve for litigation settlement         --         --         13%
          Depreciation and amortization             16%        10%         7%
                                                  ----       ----       ----

                                                   204%       221%       192%
                                                  ----       ----       ----

     Operating loss                               (104)%     (121)%      (92)%

     Other income (expense), net                    (2)%       (2)%      (10)%

     Reorganizational items                         --        (14)%       --
                                                  ----       ----       ----

     Loss before extraordinary gain               (106)%     (137)%     (102)%

     Extraordinary gain                             --       18.00%       --
                                                  ----       ----       ----

     Net loss                                     (106)%     (119)%     (102)%
                                                  ====       ====       ====

FISCAL 2000 COMPARED TO FISCAL 1999

Total revenues increased from $4,653,000 to $6,415,000 or by 38% during fiscal 2000 as compared to fiscal 1999. The $1,762,000 increase was primarily attributable to $1,218,000 associated with the introduction of the GlobalStack and MetroLan product lines and $856,000 in sales of the Cronus product line. The Company acquired Cronus effective March 31, 2000 and accordingly included one month of Cronus sales in fiscal 2000. The Company did not make any significant price adjustments during the current fiscal year.

The Company believes its future growth will be achieved through the sale of its voice and date integrated access products, the ChanlComm(R) product line and its signaling gateway products. During the fiscal year ended ApriL 30, 2000, three customers accounted for 18%, 15% and 12% of total sales.

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

Gross margins, as a percentage of total revenues, decreased from 42% to 36% during fiscal 2000 as compared to fiscal 1999. During fiscal 2000, the Company wrote off, against its existing reserve, inventory made obsolete by new product developments, the acquisition of Cronus and a change in overall product focus. Accordingly, after the significant inventory writedown, the Company also increased its reserve for inventory obsolescence by $815,000. The increase in the reserve reduced gross margin by approximately 13%. The Company's gross margin was positively impacted by the introduction of the GlobalStack and MetroLan product lines which produce gross margins significantly greater than products offered by the Company in the previous fiscal year. As of April 30, 2000, the Company has recorded a $600,000 reserve for inventory obsolescence, which management believes is adequate.

Selling, general and administrative expenses increased from $4,747,000 in fiscal 1999 to $4,984,000 in fiscal 2000. This 5% increase is primarily attributable to expenses incurred by Cronus in April 2000 ($429,000) and increased marketing costs ($246,000) offset by reduced employee related costs ($192,000) and reduced equipment rental expense resulting from terminated and renegotiated leases ($210,000).

Research and development expenditures consist primarily of hardware and software engineering, personnel expenses, subcontracting costs and, to a lesser degree, equipment and facilities. Research and development expenses increased from $2,388,000 in fiscal 1999 to $2,966,000 in fiscal 2000. This 24% increase is primarily attributable to one months worth of expenses incurred by Cronus ($278,000) and increased labor and material costs associated with new product development and new product prototypes associated with the GlobalStack, MetroLan and ChanlComm product lines. The markets for the Company's products are characterized by continuous technological change. Management believes that significant expenditures for research and development will continue to be required.

Depreciation and amortization expenses increased from $475,000 in fiscal 1999 to $1,093,000 in fiscal 2000. This increase is primarily attributable to one months amortization of goodwill associated with the Cronus acquisition ($323,000); the full year effect of the amortization of goodwill associated with the acquisition of KG Data and to a lesser degree, depreciation associated with Cronus fixed assets and other recent capital expenditures.

FISCAL 1999 COMPARED TO FISCAL 1998

Total revenues decreased from $8,907,000 to $4,653,000 or by 48% during fiscal 1999 as compared to fiscal 1998. The $4,254,000 decrease was primarily attributable to decreased unit sales volumes of data and voice based frame relay products. The Company did not make any significant price adjustments during this time period. Data based frame relay product sales decreased from $3,820,000 to $1,398,000 or by 63% during fiscal 1999 as compared to fiscal 1998. Voice based frame relay product sales decreased from $2,493,000 to $542,000 or by 78% during fiscal 1999 as compared to fiscal 1998. Sales generated by the Company's Quick product decreased $525,000 to $1,748,000 when compared with that of the previous fiscal year. The decline in sales was offset by a $382,000 increase in the sale of data compression products. The reduced sales of frame relay products is primarily attributable to lower sales to the Company's major reseller.

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

Research and development expenditures consist primarily of hardware and software engineering, personnel expenses, subcontracting costs and, to a lesser degree, equipment and facilities. Research and development expenses increased from $2,255,000 in fiscal 1998 to $2,388,000 in the current fiscal year. This 6% increase is primarily attributable to increased labor and material costs associated with new product development and new product prototypes associated with the ChanlComm product line.

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


LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2000, the Company used approximately $4,568,000 in cash to fund its operating activities. This amount includes $6,236,000 required to fund the net loss, after adjusting for non-cash expenses (consisting principally of depreciation, amortization, inventory writeoffs and adjustments to inventory valuation accounts) and $805,000 required by increases in accounts receivable. Inventory declined by $2,216,000, which provided liquidity.

Accounts receivable increased during the current fiscal year due to increased sales and better collection efforts. The Company has a $275,000 allowance for doubtful accounts at April 30, 2000, which management believes is adequate.

Inventory levels decreased $2,216,000 during fiscal year 2000. The Company wrote off, against its existing reserve, inventory made obsolete by new product developments, the acquisition of Cronus and a change in overall product focus. The Company increased its reserve for inventory obsolescence by $815,000. The Company has a $600,000 reserve for inventory obsolescence, which management believes is adequate.

At April 30, 2000, the Company had $548,000 in unrestricted cash, a working capital deficit of $264,000 and a current ratio of 1 to 1. Certain of the Company's accounts receivable or inventories are collateralized under the revolving line of credit and term loan agreement with LaSalle National Bank. (See Item 7. Cash Requirements)

FISCAL 2000 COMPARED TO FISCAL 1999

Cash used in operating activities increased from $2,329,000 in fiscal 1999 to $4,568,000 in fiscal 2000. The $2,329,000 increase in cash used in operating activities is primarily attributable to the $1,518,000 increase in the net loss for the year and by changes in working capital items in fiscal 2000 compared to fiscal 1999. Such changes include a $3,311,000 increase in cash used to fund accounts receivable, a $1,617,000 reduction in cash invested in inventory and increases in other non cash expenses, primarily depreciation and amortization accounts, asset valuation accounts.

Cash used by investing activities totaled $345,000 in fiscal 2000 as compared $62,000 in fiscal 1999. The Company purchased $527,000 in fixed assets during the current fiscal. This was partially offset by $182,000 assumed as part of the Cronus acquisition.

Cash provided by financing activities totaled $5,370,000 during fiscal 2000. The Company issued $1,087,000 in common stock during the fiscal year. Of this amount, $152,000 remains in escrow as restricted cash. The Company received $4,392,000 from the exercise of common stock warrants and $313,000 from the exercise of stock options during the current fiscal year.

FISCAL 1999 COMPARED TO FISCAL 1998

Cash used in operating activities decreased from $4,395,000 in fiscal 1998 to $2,329,000 in fiscal 1999. The $2,066,000 decrease in cash used in operating activities is primarily attributable to the $3,540,000 decrease in the net loss for the year offset by changes in working capital items in fiscal 1999 compared to fiscal 1998. Such changes include a $2,708,000 reduction in cash used to fund accounts receivable, a $1,930,000 reduction in cash invested in inventory offset by a $1,471,000 increase in funds used to paydown current liability balances, a fiscal 1998 $1,196,000 non cash reserve for litigation settlement and decreases in other non cash expenses, primarily asset valuation accounts and non cash discount and interest on convertible debentures.

Cash used by investing activities totaled $62,000 in fiscal 1999 as compared $318,000 in fiscal 1998. The Company purchased $212,000 in fixed assets during the fiscal year and received a $150,000 payment against an outstanding note receivable.

Cash provided by financing activities totaled $1,269,000 during fiscal 1999. The Company raised $1,000,000 as part of its reorganization. Of this amount, $152,000 remains in escrow as restricted cash. The Company received $421,000 from the exercise of common stock warrants during the current fiscal year.

JULY 1999 PRIVATE PLACEMENT

During the quarter ended July 31, 1999, the Company raised an additional $1,087,000 through a private placement of securities to a group of accredited investors.

CONVERSION OF WARRANTS

On November 17, 1999 the Company initiated an accelerated warrant conversion program designed to raise capital to finance working capital and product expansion plans This program generated $3,049,000 in cash for the Company. On February 7, 2000 the Company called for redemption certain callable warrants. In connection with this redemption, the Company issued 333,000 common shares and generated $500,000 in additional cash. On April 13, 2000 the Company initiated a second accelerated warrant conversion program. Under this program, 82,330 warrants were converted into shares of common stock generating $95,000 in cash for the Company. During the fiscal year ended April 30, 2000, the Company issued an additional 705,754 shares of common stock related to other warrant conversions generating an additional $748,000 in cash for the Company.

CONVERSION OF DEBENTURES

On January 13, 2000, the Company amended the terms of the Convertible Debentures issued as part of its Plan of Reorganization. Under the terms and conditions of this amendment, the conversion date of these debentures was accelerated from April 12, 2000 to January 13, 2000. During the fiscal year ended April 30, 2000 $1,825,552 in debentures and accrued interest were converted into 513,249 shares of common stock. Also during the current fiscal year, the remaining $224,684 in debentures issued in a May 1997 private placement were converted into 274,911 shares of common stock.

CASH REQUIREMENTS

In fiscal 2001, the Company's cash commitments include minimum payments of $499,000 under its operating lease arrangements. Management believes that expenditures for research and development in fiscal 2001 will continue to be significant. The Company anticipates additional capital spending for software, computer and test equipment and furniture and fixtures in fiscal 2001. Where possible, such capital requirements are expected to be met through lease financing arrangements.

In connection with the acquisition of Cronus, the Company assumed liabilities under a revolving line of credit and term loan agreement with LaSalle National Bank. Under the revolving line of credit the Company could borrow up to the lesser of $3,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory, as defined in the agreement. The revolving line of credit bears interest at the bank's prime rate of interest plus 1% and was scheduled to mature on May 1, 2001. Under the agreement, Cronus could issue letters of credit up to $250,000 in the aggregate. There are no outstanding letters of credit as of April 30, 2000. The term loan was payable in equal monthly principle payments of $9,875, bears interest at the bank's prime rate of interest plus 1% and was schedule to mature on May 1, 2001. In April 2000, the Company placed $250,000 in escrow to further collateralize the revolving line of credit and term loan. In July 2000, the bank informed the Company that the revolving line of credit and term loan would mature on September 30, 2000. Accordingly, this debt has been classified as a current liability. The Company expects to be able to refinance this debt with another bank prior to the maturity date.

In connection with the acquisition of Cronus, the Company assumed short term notes payable to individuals totaling $1,000,000. The notes are unsecured, bear interest at 8.0% and mature on December 10, 2000.

The Company anticipates that it may require additional funding to meet future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties, by investments by strategic partners and through the exercise of in the money common stock warrants and options. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company

JULY 2000 PRIVATE PLACEMENT

Subsequent to April 30, 2000, but prior to the issuance of this report, the Company raised an additional $1,170,000 through a private placement offering of securities to a group of accredited investors. Warrants to purchase common stock associated with this offering are exercisable for a period of one year after the closing date. These funds will be used for working capital purposes.

UNEXERCISED WARRANTS

The Company has warrants outstanding which, if exercised, could generate a maximum of $7,293,000 in additional cash. The Company can give no assurance as to whether any warrants will be exercised, nor to the amount of cash that will be generated, if any of these securities are exercised.

Management believes that inflation did not have a material effect on operations during the fiscal year ended April 30, 2000.

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

In many instances, the Company requires that international sales be paid in advance by wire transfer or confirmed letter of credit. This practice ensures against bad debts while improving cash flow.

Certain Resellers may request a stock adjustment/rotation twice annually and a stock update at any time. "Stock adjustment/rotation" and "stock update" are agreements whereby FastComm permits a reseller, at FastComm's sole discretion, to return already purchased but unused and still current products to FastComm. Stock adjustments/rotations and stock updates, which require the approval of an officer of FastComm, are granted for specific purposes:

o Stock adjustment/rotation allows an exchange for other FastComm products of equal value. At the sole discretion of FastComm, stock adjustments may be limited to 10% or 20% of the value of product ordered and accepted and paid for by the reseller during the prior six-month period.

o Stock updates may be approved for either warranty revalidation and/or software revision level changes on products that are then returned to the dealer. At FastComm's sole discretion, returned products may be exchanged for the same types of equipment from inventory.

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

The Company's reserve for doubtful accounts totals $275,000, which management believes is adequate.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 in fiscal 2001 will have no impact on its financial position or results of operations.

ITEM 7A. MARKET RISK

In the normal course of business, operations of the Company may be exposed to fluctuations in currency values and interest rates. These fluctuations can vary the costs of financing, investing, and operating transactions. Because the Company has only fixed rate long term convertible debentures and no foreign currency transactions, there is no material impact on earnings of fluctuations in interest and currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and financial statement schedules are filed as part of this Report:

                                                                                                               Page
                                                                                                               ----
Report of Independent Certified Public Accountants                                                              F-1

Balance Sheets at April 30, 2000 and 1999                                                                       F-2

Statements of Operations for the Years Ended April 30, 2000, 1999 and 1998                                      F-4

Statements of Stockholders' Equity for the Years Ended April 30, 2000, 1999 and 1998                            F-6

Statements of Cash Flows for the Years Ended April 30, 2000, 1999 and 1998                                      F-7

Summary of Accounting Policies                                                                                  F-9

Notes to Financial Statements                                                                                  F-13

Report of Independent Certified Public Accountants on Financial Statement Schedule                             F-31

Valuation and Qualifying Accounts (Schedule II)                                                                F-32

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
FASTCOMM COMMUNICATIONS CORPORATION

We have audited the accompanying balance sheets of FastComm Communications Corporation as of April 30, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FASTCOMM COMMUNICATIONS CORPORATION at April 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained significant operating losses and cash flow deficits in 2000, 1999 and 1998. In addition, the Company must obtain funds from outside sources in 2001 to successfully implement its business plan. Presently, the Company has no firm commitments from outside sources to provide these funds. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                                BDO Seidman, LLP

Washington, D.C.
July 14, 2000

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                                  BALANCE SHEETS

 April 30,                                                                        2000                     1999
--------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and cash equivalents (including temporary investments
    of $430,000 and $133,000)                                                $   548,136            $     90,727
  Restricted cash (Notes 5 and 8)                                                321,723                 152,367
  Accounts receivable, net (Notes 5 and 8)                                     2,865,727                 617,492
  Receivable from employees                                                       84,000                  30,000
  Inventories, net (Notes 4 and 8)                                             2,405,747               2,658,788
  Prepaid expenses and other current assets                                      168,131                 228,120
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                           6,393,464               3,777,494
--------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization (Note 6)                                       1,690,011                 631,959
--------------------------------------------------------------------------------------------------------------------

OTHER
  Goodwill (Note 3)                                                           12,547,854               1,109,838
  Deferred investment advisory fees (Note 9)                                     480,688                       -
  Deposits                                                                        87,215                  49,096
  Deferred financing costs                                                             -                  12,671
--------------------------------------------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                                            13,115,757               1,171,605
--------------------------------------------------------------------------------------------------------------------



                                                                             $21,199,232              $5,581,058
====================================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                                  BALANCE SHEETS

April 30,                                                                           2000                     1999
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of notes payable (Note 8)                              $     1,000,000         $             -
  Revolving line of credit and term loan (Note 8)                              1,268,319                       -
  Current portion of capital lease obligations (Note 8)                           11,281                       -
  Accounts payable                                                             2,583,161               1,080,713
  Accrued compensation                                                           363,109                 246,615
  Deferred revenue                                                               322,801                       -
  Other current liabilities (Note 7)                                           1,109,202                 527,342
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                      6,657,873               1,854,670
--------------------------------------------------------------------------------------------------------------------

Convertible debentures (Notes 8 and 9)                                           767,602               2,690,357
Capital lease obligations (Note 8)                                                 3,543                       -
--------------------------------------------------------------------------------------------------------------------

TOTAL LONG TERM DEBT                                                             771,145               2,690,357
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                              7,429,018               4,545,027
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES  (Note 13)

STOCKHOLDERS' EQUITY (Notes 3, 9 and 10)
  Common stock, $.01 par - 50,000,000 shares authorized;
    25,578,472 and 16,142,974 shares issued and outstanding                      255,784                 161,429
  Additional paid-in capital                                                  43,391,257              23,934,667
  Accumulated deficit                                                        (29,876,827)            (23,060,065)
--------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                    13,770,214               1,036,031
--------------------------------------------------------------------------------------------------------------------

                                                                             $21,199,232              $5,581,058
====================================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                        STATEMENTS OF OPERATIONS

 Year ended April 30,                                                 2000               1999                1998
--------------------------------------------------------------------------------------------------------------------
REVENUES (Note 12)
  Product sales                                           $      6,402,255          4,091,843          $8,672,150
  Product sales to related parties                                       -                  -              13,335
  Service revenue                                                   12,662            561,462             221,185
--------------------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                   6,414,917          4,653,305           8,906,670
--------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
  Cost of goods sold                                             4,074,058          2,679,255           5,440,991
  Selling, general and administrative                            4,984,334          4,747,003           7,622,394
  Research and development                                       2,966,012          2,387,904           2,255,097
  Provision for litigation settlement (Note 13)                          -                  -           1,195,560
  Depreciation and amortization                                  1,092,896            475,223             611,078
--------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING COSTS AND EXPENSES                              13,117,300         10,289,385          17,125,120
--------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                  (6,702,383)        (5,636,080)         (8,218,450)
--------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Other income (expense)                                            22,691             (7,635)            (82,692)
  Interest income                                                   54,860              8,950             174,120
  Interest expense                                                (191,930)          (104,894)           (962,475)
--------------------------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSE)                                      (114,379)          (103,579)           (871,047)
--------------------------------------------------------------------------------------------------------------------

LOSS BEFORE REORGANIZATIONAL ITEMS AND
  EXTRAORDINARY ITEM                                            (6,816,762)        (5,739,659)         (9,089,497)

REORGANIZATIONAL ITEMS
  Professional fees                                                      -            662,888                   -
  Interest earned on accumulated cash resulting from
    Chapter 11 proceeding                                                -            (19,847)                  -
--------------------------------------------------------------------------------------------------------------------

TOTAL REORGANIZATIONAL ITEMS                                             -            643,041                   -
--------------------------------------------------------------------------------------------------------------------

LOSS BEFORE EXTRAORDINARY ITEM                                  (6,816,762)        (6,382,700)         (9,089,497)

EXTRAORDINARY GAIN (Note 2)                                              -            833,149                   -
--------------------------------------------------------------------------------------------------------------------

NET LOSS                                                  $     (6,816,762)  $     (5,549,551)   $     (9,089,497)
====================================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                        STATEMENTS OF OPERATIONS



 Year ended April 30,                                                 2000               1999                1998
--------------------------------------------------------------------------------------------------------------------
Basic and diluted loss before extraordinary
  item                                                    $         (0.35)   $         (0.49)    $         (0.87)

Extraordinary gain                                                      -                .06                -
--------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per common share                   $         (0.35)   $         (0.43)    $         (0.87)
====================================================================================================================

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING EACH YEAR                                  19,277,293        12,917,125          10,390,552
====================================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                              STATEMENTS OF STOCKHOLDERS' EQUITY


Year ended April 30, 2000, 1999 and 1998
---------------------------------------------------------------------------------------------------------------------
                                                      Common Stock
                                               ------------------------   Additional
                                                                   Par       Paid-in    Accumulated
                                                     Shares      Value       Capital        Deficit           TOTAL
---------------------------------------------------------------------------------------------------------------------
BALANCE, April 30,  1997                         10,038,022    100,380    16,079,355     (8,421,017)      7,758,718

  Shares issued for stock options                     3,499         35        18,042              -          18,077

  Shares issued on conversion of debentures       1,997,232     19,973     3,926,400              -       3,946,373

  Recognition of discount on debentures                   -          -       550,000              -         550,000

  Shares issued for compensation                     10,000        100        62,400              -          62,500

  Net loss                                                -          -             -     (9,089,497)     (9,089,497)
---------------------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1998                          12,048,753    120,488    20,636,197    (17,510,514)      3,246,171

  Shares issued on conversion of debentures       1,652,717     16,527     1,056,783              -       1,073,310

  Shares issued for acquisition of
    KG Data Systems, Inc.                           719,149      7,191       837,809              -         845,000

  Shares issued on exercise of warrants             389,022      3,890       417,211              -         421,101

  Proceeds from sale of stock                     1,333,333     13,333       986,667              -       1,000,000

  Net loss                                                -          -             -     (5,549,551)     (5,549,551)
---------------------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1999                          16,142,974    161,429    23,934,667    (23,060,065)      1,036,031

  Shares issued on conversion of debentures         788,160      7,882     2,042,354              -       2,050,236

  Shares issued for acquisition of
    Cronus Technology, Inc.                       2,944,988     29,450     9,245,682              -       9,275,132

  Shares issued on exercise of stock options        182,238      1,822       310,889              -         312,711

  Shares issued on settlement of notes payable      728,063      7,281     1,855,861              -       1,863,142

  Warrants issued to nonemployees                         -          -       570,817              -         570,817

  Shares issued on exercise of warrants           3,682,009     36,820     4,355,364              -       4,392,184

  Proceeds from sale of stock                     1,110,040     11,100     1,075,623              -       1,086,723

  Net loss                                                -          -             -     (6,816,762)     (6,816,762)
---------------------------------------------------------------------------------------------------------------------

BALANCE, April 30, 2000                          25,578,472   $255,784   $43,391,257   $(29,876,827)    $13,770,214
====================================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                        STATEMENTS OF CASH FLOWS


Year ended April 30,                                                  2000              1999              1998
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $     (6,816,762)      $(5,549,551)      $(9,089,497)
   ADJUSTMENTS TO RECONCILE NET LOSS
     TO CASH USED IN OPERATING ACTIVITIES
       Depreciation and amortization                             1,092,896           475,223           611,078
       Extraordinary gain                                                -          (833,149)                -
       Compensation expense associated with
         stock options and warrants                                223,639            33,079            26,440
       Provision for doubtful accounts                               1,764            78,792           275,421
       Write off of accounts receivable                            (26,764)          (78,792)          (85,421)
       Provision for inventory obsolescence                        815,347            80,000         1,110,000
       Write off of inventory                                   (1,665,347)                -          (240,000)
       Amortization of imputed discount                                  -                 -               286
       Discount on convertible debentures                                -                 -           550,000
       Provision for doubtful note and interest
         receivable                                                      -                 -           316,225
       Amortization of deferred financing costs                     12,671            63,673           213,935
       Accrued interest converted to stock                         127,480            68,011           151,672
       Compensation expense on shares issued                             -                 -            62,500
       Loss on disposal of equipment                                     -             2,516                 -
   CHANGES IN ASSETS AND LIABILITIES,
     NET OF EFFECTS OF ACQUISITIONS
   (INCREASE) DECREASE IN ASSETS
     Accounts receivable                                          (750,812)        2,533,379          (168,434)
     Receivable from employees                                     (54,000)          (27,240)            1,135
     Inventory                                                   2,216,398           439,278        (1,090,698)
     Prepaid expense and other current assets                      131,936           146,494           (87,736)
     Deposits                                                      (12,078)           (7,729)          135,036
   INCREASE (DECREASE) IN LIABILITIES
     Accounts payable                                              102,879           880,849         1,150,171
     Provision for litigation settlement                                 -          (220,403)        1,195,560
     Accrued compensation                                         (340,424)          (97,672)           74,379
     Deferred revenue                                               (6,205)                -                 -
     Other current liabilities                                     379,813          (315,836)          493,512
------------------------------------------------------------------------------------------------------------------

   NET CASH USED IN OPERATING ACTIVITIES                        (4,567,569)       (2,329,078)       (4,394,436)
------------------------------------------------------------------------------------------------------------------

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                        STATEMENTS OF CASH FLOWS


 Year ended April 30,                                                    2000             1999              1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                (526,934)        (212,189)         (317,639)
   Payment received on notes receivable                                     -          150,000                 -
   Net cash from Cronus Technology acquisition                        181,718                -                 -
   Other                                                                    -              208                 -
-------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                (345,216)         (61,981)         (317,639)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                       1,086,723        1,000,000                 -
   Proceeds from exercise of warrants                               4,392,184          421,101                 -
   Proceeds from exercise of stock options                            312,711                -            18,077
   Increase in restricted cash                                       (169,356)        (152,367)                -
   Principal payments on debt                                        (252,068)               -           (29,286)
   Proceeds from issuance of convertible debentures                         -                -         2,000,000
   Payment of deferred financing costs                                      -                -          (100,000)
-------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           5,370,194        1,268,734         1,888,791
-------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                        457,409       (1,122,325)       (2,823,284)

CASH AND CASH EQUIVALENTS, beginning of year                           90,727        1,213,052         4,036,336
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                          $     548,136    $      90,727        $1,213,052
====================================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES


ORGANIZATION             FastComm Communications Corporation (the "Company")
                         was incorporated in Virginia in May 1983.  The
                         Company designs, manufactures, and markets data communications equipment for high-speed data transmission over public and private telephone networks. Management believes that the Company operates in one business segment.

USE OF ESTIMATES         The preparation of financial statements in conformity
                         with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment.
                         These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets and evaluation of the impairment of goodwill. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of April 30, 2000, the estimates used in the financial statements are adequate based on the information currently available.

RISKS AND                The Company's future operating results may be
UNCERTAINTIES            affected by a number of factors. Sales to three
                         customers were 45% of total revenue in 2000. Sales to one customer were 28% and 32% of total revenue in 1999 and 1998, respectively. The risk to the Company is that a loss of one or two customers could have a significant negative impact on revenues and operating results (see Note 12).

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

                                                  SUMMARY OF ACCOUNTING POLICIES


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

REVENUE                  Revenues from product sales are recognized at the
RECOGNITION              time of product shipment.  An allowance is provided
                         for estimated sales returns and uncollectible accounts. Also, the Company establishes a reserve for estimated warranty claims at the time of product shipment.

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


GOODWILL The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated period of benefit, which ranges from 4 to 7 years. The Company periodically evaluates the goodwill for possible impairment. The analysis consists of a comparison of future projected cash flows to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment.


ASSET                   In accordance with Statement of Financial Accounting
IMPAIRMENT              Standards No. 121, Accounting for the Impairment of
                        Long-Lived Assets and for Long-Lived Assets to be disposed of ("SFAS 121"), the Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review.
                        The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.


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

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES


CASH AND                The Company considers all highly liquid investments
CASH EQUIVALENTS        with an original maturity of three months or less to
                        be cash equivalents. The Company invests its excess cash principally in overnight repurchase accounts and short-term government securities. The Company maintains amounts in excess of the federal deposit insurance limitation of $100,000 in its bank accounts.

COMPREHENSIVE           On May 1, 1998, the Company adopted Statement of
INCOME                  Financial Accounting Standards No. 130, "Reporting
                        Comprehensive Income". Comprehensive income as defined includes all changes to equity except those resulting from investments by owners and distributions to owners. The Company has no items of comprehensive income to report.

EARNINGS PER SHARE      Earnings per share is based on the weighted average
                        number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Basic and diluted earnings per share are the same during 2000, 1999 and 1998 because the impact of dilutive securities is anti-dilutive.

RECENT                  In June 1998, the Financial Accounting Standards
ACCOUNTING              Board issued Statement of Financial Accounting
PRONOUNCEMENTS          Standards No. 133, "Accounting for Derivative
                        Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings.
                        For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 in fiscal
                        2001 will have no impact on its financial position or results of operations.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


1.    FUTURE            The accompanying financial statements have been
      PROSPECTS         prepared assuming that the Company will continue as a
                        going concern. As explained below the Company has sustained recurring operating losses and cash flow deficits in 2000, 1999 and 1998. The Company developed a business plan to increase revenue and reduce operating losses. However, the Company must obtain funds from outside sources in fiscal 2001 to successfully implement its business plan. Presently, the Company has no firm commitments from outside sources to provide these funds. These factors raise substantial doubt about the Company's ability to continue in existence. Management's plans in regard to these matters are described in the succeeding paragraphs. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                        The Company plans to introduce new products to its customers in fiscal 2001, some of which will be the ChanlComm products formerly manufactured by KG Data Systems, Inc. (see Note 3). Also, the Company expects to generate significant revenue from shipments of products manufactured by Cronus Technology, Inc. which it acquired in March 2000 (see Note 3). In addition, the Company is increasing its marketing efforts in Latin America and Japan in hopes of generating revenue. In addition, the Company expects to control production costs by outsourcing substantially all manufacturing activity.

                        While the Company is optimistic that it can execute its revised business plan, there can be no assurance that the increased sales necessary to return to profitability will materialize or if they do, that the Company will be able to raise sufficient cash to fund the additional working capital requirements.

                        In July 2000, the Company raised $1,170,000 through a private placement offering of securities to a group of accredited investors.


2.    PLAN OF           On June 2, 1998, the Company filed a voluntary
      REORGANIZATION    petition for reorganization under Chapter 11 of the
                        United States Bankruptcy Code.    This filing was a
                        direct result of enforcement activities by a judgment creditor (See Note 13). The Company negotiated with its creditors a consensual Plan of Reorganization
                        (the "Plan") and filed with the Court a Disclosure
                        Statement and Plan of Reorganization dated October
                        21, 1998 as modified on December 23, 1998, January 8,
                        1999 and finally February 16, 1999. Creditors approved the Plan in March 1999 and the Court confirmed this Plan on March 30, 1999. The Plan became effective on April 12, 1999.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                        Pursuant to the Plan, Class 1 creditors, representing existing holders of convertible debentures, were required to convert their debt to equity within six months of the effective date of the Plan. Claims of unsecured creditors, below $1,000, were repaid in cash on or before April 30, 1999. Claims of unsecured creditors greater than $1,000 were satisfied by two cash payments totaling 25% of the allowed claim on or before April 30, 1999. The Company issued debentures to these unsecured creditors for the remaining 75% of their allowed claims. The claim of Gary Davison related to the judgement of $1,195,560 obtained against the Company was reduced to $900,000 and allowed as an unsecured nonpriority claim. The Company then dismissed its appeal of the state court verdict underlying the Davison claim and Davison withdrew a second claim of $2,350,000 related to a pending trial on another matter associated with his dismissal from the Company. Prior to confirmation of the Plan, the Company's President assumed the allowed claim, the effect of which is the amount due Davison will now be paid to him.

                        In funding its Plan, the Company raised $1,000,000 by selling common stock in a private offering. The debentures, totaling $2,490,357 issued to the unsecured creditors, including the President in connection with purchase of the Davison claim, mature in April 2003. The debentures will be convertible into common stock of the Company between the first and fourth anniversary of the effective date of the Plan. The debentures are convertible at the average of the closing price of the Company's common stock for the ten consecutive trading days ending on the trading day immediately prior to conversion. The debentures bear interest at 7.5%, payable in common stock of the Company. If not converted sooner, all debentures must be converted to common stock by April 2003. The Company has the right, at anytime, to redeem for cash at par value all of the outstanding debentures plus any accrued interest. Each debentureholder had the additional right to surrender the entire debenture to the Company on April 12, 2000 and receive cash equal to 15% of the holder's original allowed claim plus interest. As of April 30, 2000, all of these debentures had been converted into common stock.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                        Confirmation of the Plan on March 30, 1999 resulted in an extraordinary gain determined as follows:

                        --------------------------------------------------------------------------------
                        Accounts payable - unsecured creditors                      $      2,849,360
                        Reserve for litigation settlement                                  1,195,560
                        --------------------------------------------------------------------------------

                        Net carrying value of liabilities exchanged                        4,044,920

                        LESS CONSIDERATION EXCHANGED:
                           Convertible debentures issued                                   2,490,357
                           Cash option to unsecured creditors                                845,014
                           Settlement of note receivable                                    (123,600)
                        --------------------------------------------------------------------------------

                        Total consideration exchanged                                      3,211,771
                        --------------------------------------------------------------------------------

                        EXTRAORDINARY GAIN                                          $        833,149
                        ================================================================================

3.    BUSINESS          On March 31, 2000, the Company acquired substantially
      ACQUISITIONS      all of the assets and assumed certain liabilities of
                        Cronus Technology, Inc. ("Cronus") for approximately
                        $9,600,000, plus the assumption of liabilities of approximately $6,700,000 subject to adjustment as set forth in the agreement. Approximately $9,300,000 of the purchase price was funded through the issuance of shares of the Company's common stock and approximately $300,000 was paid in cash. Cronus manufactures and sells telecommunications equipment and provides consulting services for satelite telecommunications planning. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The Company recorded goodwill of approximately $12,000,000 related to this transaction. The goodwill is being amortized on a straight line basis over four years. The purchase and debt assumption agreements related to the Cronus acquisition obligate the Company to issue up to 1,225,000 additional common shares if the fair value of its common stock has not reached $7.30 per share prior to the one-year anniversary date of these agreements. The Company will determine the purchase price adjustment when, and if, it issues any additional common shares. The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had occurred on May 1, 1998.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

                        Year ended April 30,                                  2000               1999
                        --------------------------------------------------------------------------------
                        Revenue                                       $ 13,173,574       $ 13,859,546
                        Loss before extraordinary item                 (13,291,101)       (10,050,101)
                        Net loss                                       (13,291.101)        (9,216,952)
                        Diluted loss per common share                        (0.60)             (0.58)
                        ================================================================================

                        These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                        On March 31, 1999, the Company acquired all of the assets and assumed certain liabilities (as defined in the agreement) of KG Data Systems, Inc., ("KG
                        Data"). KG Data has developed a product which transmits data between IBM mainframes and remote offices. The purchase price was $845,000, which was funded through the issuance of 719,149 shares of the Company's common stock. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The Company recorded $723,325 of goodwill related to this transaction. This goodwill is being amortized on a straight line basis over four years. The operations of KG Data in 1999 were not material and accordingly, the Company has not presented pro forma results of operations.

4.    INVENTORIES       Inventories consist of the following components:

                          April 30,                                            2000               1999
                         --------------------------------------------------------------------------------
                         Production materials                            $1,867,371        $ 2,916,235
                         Work-in-process                                    240,408            111,568
                         Finished goods                                     897,968          1,080,985
                         --------------------------------------------------------------------------------

                                                                          3,005,747          4,108,788

                         Reserve for inventory obsolescence                (600,000)        (1,450,000)
                         --------------------------------------------------------------------------------

                                                                         $2,405,747        $ 2,658,788
                         ================================================================================

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

5.    ACCOUNTS          Accounts receivable consist of the following:
      RECEIVABLE

                                   April 30,                                           2000                1999
                                  --------------------------------------------------------------------------------
                                  Trade                                          $2,929,657          $  857,402
                                  Other                                             211,070              60,090
                                  --------------------------------------------------------------------------------

                                                                                  3,140,727             917,492

                                  Allowance for doubtful accounts                  (275,000)           (300,000)
                                  --------------------------------------------------------------------------------

                                                                                 $2,865,727          $  617,492
                                  ================================================================================


6.    PROPERTY AND                Property and equipment consists of the
      EQUIPMENT                   following:


                                  April 30,                                            2000                1999
                                  --------------------------------------------------------------------------------
                                  Manufacturing equipment                      $    530,796        $    251,285
                                  Furniture and fixtures                          1,725,855             293,901
                                  Leasehold improvements                            173,143              26,188
                                  Computers and electronics                         835,027             650,154
                                  Software                                        1,040,001             478,549
                                  Demo equipment                                    417,180              91,584
                                  --------------------------------------------------------------------------------

                                                                                  4,722,002           1,791,661

                                  Less accumulated depreciation
                                     and amortization                            (3,031,991)         (1,159,702)
                                  --------------------------------------------------------------------------------

                                                                               $  1,690,011        $    631,959
                                  ================================================================================

                                  Depreciation expense for the three years ended April 30, 2000, 1999 and 1998 was $495,944, $379,591 and $357,583,
                                  respectively.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

7.      OTHER CURRENT             Other current liabilities consist of the
        LIABILITIES               following:

                                  April 30,                                            2000                1999
                                  --------------------------------------------------------------------------------
                                  Other accounts payable                        $   362,923            $109,296
                                  Customer credit balances                          156,730             149,778
                                  Accrued vacation                                  155,921                   -
                                  Allowance for warranty costs                      120,000             120,000
                                  Accrued professional fees                         113,938              78,842
                                  Accrued interest expense                           74,964              30,746
                                  Other                                             124,726              38,680
                                  --------------------------------------------------------------------------------

                                                                                 $1,109,202            $527,342
                                  ================================================================================

8.      LONG-TERM                 Long-term debt consists of the following:
        DEBT

                                  April 30,                                             2000               1999
                                  --------------------------------------------------------------------------------
                                                                                                     $
                                  Revolving line of credit (a)                    $1,139,944                  -

                                  Term loan (a)                                      128,375                  -

                                  Notes payable (b)                                1,000,000                  -

                                  Capital lease obligations (c)                       14,824                  -

                                  7.5% convertible debentures, due
                                     April 2003 (d)                                  767,602          2,490,357

                                  5.0% convertible debentures, due
                                     April and May 2001 (e)                                -            200,000

                                  Less current portion of revolving
                                     line of credit and term loan                  1,268,319                  -

                                  Less current portion of capital lease
                                     obligations                                      11,281                  -

                                  Less current portion of notes
                                     payable                                       1,000,000                  -
                                  ------------------------------------------------------------------------------

                                                                                  $  771,145         $2,690,357
                                  ================================================================================

                                            FASTCOMM COMMUNICATIONS CORPORATION

                                                  NOTES TO FINANCIAL STATEMENTS

                    (a) In connection with the acquisition of Cronus, the
                        Company assumed liabilities under a revolving line of credit and term loan agreement with LaSalle National Bank. Under the revolving line of credit the Company could borrow up to the lesser of $3,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory, as defined in the agreement. The revolving line of credit bears interest at the bank's prime rate of interest plus 1.0% and was scheduled to mature on May 1, 2001. Under the agreement, Cronus could issue letters of credit up to $250,000 in the aggregate. There are no outstanding letters of credit as of April 30, 2000. The term loan was payable in equal monthly principle payments of $9,875, bears interest at the bank's prime rate of interest plus 1.0% and was schedule to mature on May
                        1, 2001. In April 2000, the Company placed $250,000 in escrow to further collateralize the revolving line of credit and term loan. In July 2000, the bank informed the Company that the revolving line of credit and term loan would mature on September 30, 2000. Accordingly, this debt has been classified as a current liability. The Company expects to be able to refinance this debt with a local bank prior to the maturity date.

                    (b) In connection with the acquisition of Cronus, the
                        Company assumed short term notes payable to individuals. The notes are unsecured, bear interest at 8.0% and mature on December 10, 2000.

                    (c) In connection with the acquisition of Cronus, the
                        Company assumed liabilities for capital lease obligations related to various office equipment.

                        As of April 30, 2000, future net minimum lease payments under capital leases are as follows:

                                  Year                                                                   Amount
                                  --------------------------------------------------------------------------------
                                  2001                                                                  $13,403
                                  2002                                                                    2,028
                                  --------------------------------------------------------------------------------

                                  Total minimum lease payments                                           15,431
                                  Less: amount representing interest                                        607
                                  --------------------------------------------------------------------------------

                                  Present value of net minimum lease payments                            14,824
                                  Less: current portion                                                  11,281
                                  --------------------------------------------------------------------------------

                                  Long-term capital lease obligation                                    $ 3,543
                                  ================================================================================

                                            FASTCOMM COMMUNICATIONS CORPORATION

                                                  NOTES TO FINANCIAL STATEMENTS



                        The net book value of assets under capital leases was approximately $23,700 at April 30, 2000.

                    (d) In April 1999 the Company issued $2,490,357 in
                        convertible debentures in satisfaction of the remaining 75% of each claim allowed in its plan of reorganization (see Note 2). The debentures earn interest at a rate of 7.5% payable in the form of common stock of the Company at time of conversion. The debentures are convertible at the average of the closing price of the Company's common stock for the ten consecutive trading days ending on the trading day immediately preceeding the date of conversion.
                        No conversions were permitted prior to April 6, 2000. The Company may prepay the debentures at any time. Each debentureholder has the additional right, but not the obligation, to surrender the entire debenture to the Company on April 12, 2000 and receive a cash distribution equal to 15% of the holder's original allowed claim together with accumulated interest under the plan of reorganization. The debentures mature on April 12, 2003. Any debentures which have not been converted by this date will automatically be converted into common shares of the Company. During 2000, holders of the debentures converted $1,825,552 of debentures and accrued interest into 513,249 shares of common stock.

                    (e) In April 1997, the Company issued $3,000,000 in 5.0%
                        convertible debentures due April 2001. In May 1997, the Company issued $2,000,000 in 5% convertible debentures due May 2001. For the first 180 days following the issuance, the debentures were convertible at the option of the holder into common stock at a conversion price equal to the average closing bid prices on NASDAQ for the ten trading days prior to conversion. If the conversion occurs more than 180 days after the issuance, the conversion price is the lesser of 125% of the average closing bid prices on NASDAQ for the ten trading days prior to the issuance date, or, 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date. In addition, if the conversion occurs more than 180 days after the issuance, the holder will receive one warrant for every five shares of common stock received upon conversion of the debentures. If the conversion occurs more than 360 days from the issuance, the holder will receive one warrant for every 2 1/2 common shares received upon conversion of the debentures. Each warrant will have a strike price set at 125% of the market price of the Company's common stock at the time of conversion. During 2000 and 1999, holders of the debentures converted $224,684 and $1,073,310 of debentures and accrued interest into 274,911 and 1,652,717 shares of common stock, respectively.

                                            FASTCOMM COMMUNICATIONS CORPORATION

                                                  NOTES TO FINANCIAL STATEMENTS



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

9.    STOCKHOLDERS'     In April 2000, the Company issued 728,063 shares of
      EQUITY            common stock in settlement of $5,314,862 in
                        liabilities assumed as part of the acquisition of Cronus (see Note 3).

                        In January 2000, the Company executed an agreement with an investment banking firm to provide investment banking and advisory services through August 31, 2001. As consideration for these services the Company issued 200,000 warrants to purchase the Company's common stock at an exercise price of $7.50 per share. The warrants are exercisable at any time from February 1, 2000 to January 31, 2003. The warrants have been valued at $570,817 using the Black-Scholes option pricing model. The Company has recorded the value of these warrants as deferred investment advisory fees and is amortizing the value over the term of the agreement.

                        In July 1999, the Company issued 1,110,040 shares of common stock for $1,086,723 through a private placement offering of securities to a group of accredited investors.

                        During fiscal 2000, the Company received $4,392,184 in proceeds on the exercise of warrants, which resulted in the Company issuing 3,682,009 shares of common stock. As of April 30, 2000, the Company has outstanding 2,662,106 warrants to purchase common stock of the Company at exercise prices ranging from $1.87 to $7.50. The warrants expire principally in 2003.

                        During fiscal 2000, the Company issued 788,160 shares of common stock on the conversion of debentures and accrued interest totaling $2,050,236.

                                            FASTCOMM COMMUNICATIONS CORPORATION

                                                  NOTES TO FINANCIAL STATEMENTS


                        In April 1999, the Company issued 1,333,333 shares of common stock for $1,000,000 though a private placement offering of securities to a group of Company employees, insiders and accredited investors. These proceeds, except for the $71,723 ($152,367 in 1999) placed in escrow, funded the 25% cash payment to the unsecured creditors as per the plan of reorganization.

10.   STOCK OPTIONS     The Company has both a qualified and non-qualified
                        stock option plan (the "Plans") under which options to purchase up to 2,260,000 shares of common stock may be granted to officers, directors and other key employees of the Company.

                        The exercise price of each option may not be less than 100% of the fair market value of the stock on the date of grant for incentive stock options or 85% of such fair market value for non-qualified stock options, as determined by the Board. Generally, options vest over a three year period and expire five years from the date of grant and, in most cases, upon termination of employment. The following table relates to options outstanding, granted, exercised, and canceled during 2000, 1999 and 1998, under the
                        Plan:

                                            FASTCOMM COMMUNICATIONS CORPORATION

                                                  NOTES TO FINANCIAL STATEMENTS



                                                                                               Option
                                                                          Number                Price
                        Options                                        of Shares           Per Shares
                        --------------------------------------------------------------------------------
                        Outstanding at
                           April 30, 1998                              1,360,911   $  2.06 to 15.63
                           April 30, 1999                              1,765,992   $  0.25 to 15.63
                           April 30, 2000                              2,975,501   $  0.25 to 15.63

                        Granted
                           During 1998                                 1,046,564   $  2.50 to  5.88
                           During 1999                                   866,138   $  0.25 to  1.35
                           During 2000                                 1,957,954   $  0.40 to  3.97

                        Exercised
                           During 1998                                     3,499   $  5.00 to  5.88
                           During 1999                                         -                  -
                           During 2000                                   182,238   $  0.29 to  5.88

                        Canceled
                           During 1998                                   847,689   $  2.50 to 15.63
                           During 1999                                   461,057   $  0.29 to 12.00
                           During 2000                                   566,207   $  0.29 to  7.75


                        A summary of stock options outstanding and exercisable as of April 30, 2000 is as follows:

                                            Options Outstanding                           Options Exercisable
                        ============================================================  ===========================

                                                              Weighted
                                                               Average     Weighted                   Weighted
                         Range of                            Remaining      Average                    Average
                         Exercise                 Number  Life (years)     Exercise        Number     Exercise
                         Prices              Outstanding                      Price   Exercisable        Price
                        ----------------------------------------------------------------------------------------
                         $  0.25 to $ 2.50     2,199,507        3.9         $ 1.19       424,867       $ 1.81
                         $  2.59 to $ 3.97       660,334        4.7         $ 3.45        52,732       $ 2.68
                         $  5.00 to $ 6.82        80,660        1.7         $ 5.99        70,640       $ 6.00
                         $ 12.00 to $15.63        35,000        1.1         $14.07        35,000       $14.07
                        =========================================================================================

                        The Company has adopted the disclosure-only provisions of SFAS-No. 123 "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. For SFAS No. 123 purposes, the

                                            FASTCOMM COMMUNICATIONS CORPORATION

                                                  NOTES TO FINANCIAL STATEMENTS



                        weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.96%, 5.53% and 5.77% and expected volatility of 125.0%, 60.0% and 65% and expected option life of 4, 5 and 5 years for the years ended April 30, 2000, 1999 and 1998, respectively, and dividend payout rate of zero for each year Using these assumptions, the weighted average fair value of the stock options granted is $1.41, $0.38 and $1.76 for 2000, 1999 and
                        1998, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

                        If the Company had elected to recognize compensation cost based on the fair value at the grant dates for options issued under the plans described above, consistent with the method prescribed by SFAS No. 123, net loss applicable to common shareholders and loss per share would have been changed to the pro forma amounts indicated below:

                        Year ended April 30,
                        (in thousands, except per share data)             2000         1999          1998
                        ------------------------------------------------------------------------------------
                        Net loss applicable to common
                           shareholders:  as reported                  $(6,817)     $(5,550)      $(9,089)
                                          pro forma                     (8,462)      (6,222)       (9,701)

                        Diluted loss per
                           share:         as reported                  $ (0.35)     $ (0.43)     $  (0.87)
                                          pro forma                      (0.44)       (0.48)        (0.93)
                        ====================================================================================


11.   INCOME TAXES      The Company has net operating loss carryforwards for
                        income tax reporting purposes of approximately
                        $28,997,000, which begin to expire in 2008. The amount of the net operating loss carryforward related to the compensation element of stock options is approximately $10,381,000, which when realized will be a credit to paid in capital. In addition, the Company has research and development credit carryforwards of approximately $869,000, which begin to expire in 2006.

                                            FASTCOMM COMMUNICATIONS CORPORATION

                                                  NOTES TO FINANCIAL STATEMENTS


                        The difference between the Federal tax rate and the effective tax rate realized as a percent of pretax earnings for the years ended April 30, 2000, 1999, and 1998, is as follows:


                                                           2000                   1999                  1998
                                                    AMOUNT      RATE       Amount     Rate       Amount      Rate
                         -------------------------------------------------------------------------------------------
                         Tax provision
                           (benefit) at
                           statutory rates       $(2,318,000)   (34.0)  $(1,887,000)  (34.0)  $(5,817,000)   (34.0)

                         Valuation
                            allowance              2,318,000     34.0     1,887,000    34.0     5,817,000     34.0
                         -------------------------------------------------------------------------------------------

                                                 $         -      -     $         -     -      $        -      -
                         ===========================================================================================

                         No deferred taxes have been recognized in the accompanying consolidated financial statements as of April 30, 2000 and 1999. The components of deferred income taxes are as follows:

                          April 30,                                          2000                   1999
                         ----------------------------------------------------------------------------------
                         DEFERRED TAX LIABILITIES
                            Accelerated depreciation             $        126,000          $     114,000
                         ----------------------------------------------------------------------------------

                         Total deferred tax liabilities                   126,000                114,000
                         ----------------------------------------------------------------------------------

                         DEFERRED TAX ASSETS
                            NOL carryforwards                          11,591,000             10,403,000
                            Allowance for doubtful accounts               110,000                120,000
                            Inventory reserve                             240,000                580,000
                            Tax credits                                   759,000                662,000
                            Amortization of goodwill                      216,000                 67,000
                            Stock options as compensation                  76,000                 31,000
                            Other                                          93,000                 48,000
                         ----------------------------------------------------------------------------------

                         Total deferred tax assets                     13,085,000             11,911,000
                         ----------------------------------------------------------------------------------

                         Net deferred tax assets                       12,959,000             11,797,000
                         Less: Valuation allowance                    (12,959,000)           (11,797,000)
                         ----------------------------------------------------------------------------------

                         TOTAL                                   $              -       $              -
                         ==================================================================================

                                            FASTCOMM COMMUNICATIONS CORPORATION

                                                  NOTES TO FINANCIAL STATEMENTS


                        Management has provided a valuation allowance for deferred tax assets as of April 30, 2000, because they are unable to predict when the benefit of these items will be recognized in future years.

12.   SIGNIFICANT       Certain customers accounted for 10% or more of the
      CUSTOMERS AND     Company's total revenue during the years ended April
      FOREIGN EXPORTS   30, 2000, 1999 and 1998 as noted below:

                                2000                         1999                     1998
                         CUSTOMER  % OF SALES        Customer    % of Sales   Customer    % of Sales
                        -----------------------------------------------------------------------------
                            A         18
                            B         15                C            28          C            32
                            D         12
                        ==============================================================================

                        Sales to customers A, B and D were $1,162,000, $930,000 and $775,000 in 2000, respectively. Sales to customer C were $1,307,000 and $2,870,000 in 1999 and 1998, respectively.

                        In 1999 and 1998, the Company had export sales to foreign customers totaling approximately $1,800,000, and $3,292,000, respectively. These amounts constitute 39% and 37% of total revenues, respectively. The export sales were made to customers in Venezuela, Peru and Brazil. There were no significant export sales in 2000.


13.   COMMITMENTS       LITIGATION
      AND
      CONTINGENCIES     In 1997, Gary H. Davison a former officer and
                        director of the Company commenced two lawsuits against the Company in the Circuit Court of Fairfax, Virginia, one for wrongful termination and the other for breach of contract. The breach of contract action involved claims for options to purchase
                        100,000 shares of stock and a $100,000 bonus.  On
                        February 17, 1998, a jury in Fairfax County awarded
                        Mr. Davison $1,125,000 in damages and $163,233 in interest accrued from May 26, 1996 in this case.
                        Accordingly, the Company recorded a loss provision for this amount in its third fiscal quarter ended
                        January 31, 1998. Subsequently, this award was reduced by $100,000. The Company filed an appeal of this decision with the Virginia Supreme Court. The
                        Company settled these lawsuits for $900,000 as part of its plan of reorganization (see Note 2).

                                            FASTCOMM COMMUNICATIONS CORPORATION

                                                  NOTES TO FINANCIAL STATEMENTS


                        SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

                        In fiscal 1995, the Securities and Exchange
                        Commission (the "SEC") began an inquiry relating to certain prior public disclosures and periodic reports of the Company. In September 1999, the Company, its Chief Executive Officer and Chairman of the Board and its Chief Financial Officer agreed to a settlement with the SEC. Without admitting or denying the allegations, the Company consented to the entry of a final judgement which enjoins it from violations of specific sections of the Securities Exchange Act of 1934 and the involved officers consented to the entry of an order to cease and desist committing or causing any violations or future violations of specific sections of the Securities and Exchange Act of 1934.

                        EXCLUSIVE LICENSE AGREEMENTS

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

                        In November 1998, the Company obtained a worldwide non-exclusive royalty bearing license from Alcatel Data Networks, Inc. ("Alcatel") to use and further develop Alcatel owned technology and intellectual property. The terms and conditions of this agreement call for a one-time fee of $50,000 payable in four equal installments plus royalty payments based on unit sales. The initial term of this agreement is twenty years and is renewable subject to negotiation of terms and conditions agreeable to both parties 30 days prior to its expiration.

                                            FASTCOMM COMMUNICATIONS CORPORATION

                                                  NOTES TO FINANCIAL STATEMENTS


                        OPERATING LEASES

                        The Company leases office space and certain office equipment under operating lease arrangements that expire at various dates through 2003. The main office lease provides for scheduled rent increases in the future which are being amortized over the lease period. Rent expense for the years ended April 30, 2000, 1999, and 1998, was approximately $434,000,
                        $609,000 and $662,000, respectively. Aggregate future minimum lease payments under the operating leases are as follows:

                        Year ended April 30,
                        ------------------------------------------------------
                        2001                                        $557,707
                        2002                                         441,200
                        2003                                         280,023
                        2004                                           1,387

                        ======================================================

                        COMPENSATION

                        The Company maintains an employment agreement with its President and Principal Executive Officer. This agreement provides for a base salary of $100,000 plus bonus and incentive compensation as may be deemed appropriate by the Board of Directors. The agreement was scheduled to expire on January 31, 2000, however, the agreement was automatically renewed through January 31, 2001 by the Board of Directors. In connection with the acquisition of KG Data, the Company entered into a three year employment agreement, expiring March 31, 2002, with the former President and sole stockholder of KG Data. This agreement provides for a base salary of $100,000 plus bonus and incentive compensation as deemed appropriate by the Board of Directors.

                        The Company maintains a defined contribution plan that covers substantially all of its employees. Employees may contribute a portion of their compensation as defined under the Internal Revenue Code and employer contributions are discretionary. There were no employer contributions in 2000, 1999 or 1998.

                                            FASTCOMM COMMUNICATIONS CORPORATION

                                                  NOTES TO FINANCIAL STATEMENTS



14.   FINANCIAL         Generally accepted accounting principles requires the
      INSTRUMENTS       disclosure of the fair value of financial
                        instruments; however, this information does not represent the aggregate net fair value of the Company. Some of the information used to determine fair value is subjective and judgmental in nature;
                        therefore, fair value estimates, especially for less marketable securities, may vary. The amounts actually realized or paid upon settlement or maturity could be significantly different.

                        Unless quoted market price indicates otherwise, the fair value of accounts receivable generally approximates market because of the short maturity of these instruments. The Company has estimated the fair value of long-term debt based on quoted market prices for similar debentures.

                        The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows:

                         April 30,                            2000                     1999
                        -------------------------------------------------------------------------------------------
                                                    Carrying       Estimated   Carrying     Estimated
                                                      Amount      Fair Value     Amount    Fair Value
                        -------------------------------------------------------------------------------------------
                         Convertible debentures     $767,602      $615,000     $2,690,357   $1,825,000
                        ===========================================================================================

15.   FOURTH QUARTER    During the fourth quarter ended April 30, 1998, the
      ADJUSTMENTS       Company recorded provisions for obsolete inventory of
                        $570,000 and a valuation allowance related to an uncollectible note receivable of $273,600 all of which had the effect of increasing the operating loss and net loss by $843,600 or $0.08 per share. These additional provisions were necessary in the fourth quarter of fiscal 1998 due to changes in estimates caused by decreased sales and the decline in the fair value of the related collateral for the note receivable.

16.     SUPPLEMENTAL    Supplemental information on interest paid is as follows:
        CASH FLOW
        INFORMATION

                        For the year ended April 30,                2000           1999         1998
                        --------------------------------------------------------------------------------
                        Interest                                  $1,728       $      -      $   542
                        ================================================================================

                                            FASTCOMM COMMUNICATIONS CORPORATION

                                                  NOTES TO FINANCIAL STATEMENTS


                        Supplemental disclosure of non-cash investing and financing activities:


                         For the year ended April 30,                 2000        1999          1998
                        ---------------------------------------------------------------------------------
                        Common stock issued for
                           Cronus acquisition                  $ 9,275,132  $        -   $         -

                        Liabilities assumed in
                           Cronus acquisition                  $10,104,104  $        -   $         -
                        =================================================================================

                        Issuance of common stock in
                           connection with acquisition
                           of assets of KG Data                $         -  $  845,000    $        -
                        =================================================================================

                        Issuance of stock for
                           convertible debentures              $ 2,050,236  $1,073,310    $3,946,373
                        =================================================================================

                        Notes payable settled through
                           issuance of common stock            $ 1,863,142  $         -   $        -
                        =================================================================================

                        Warrants issued to nonemployees        $   570,817  $         -   $        -
                        =================================================================================

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

FASTCOMM COMMUNICATIONS CORPORATION

The audits referred to in our report, which includes an explanatory paragraph related to substantial doubt about the Company's ability to continue as a going concern, to FastComm Communications Corporation, dated July 14, 2000 which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index for each of the three years in the period ended April 30, 2000. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

                                                               BDO Seidman, LLP



Washington, D.C.
July 14, 2000

                                            FASTCOMM COMMUNICATIONS CORPORATION

                                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                                    SCHEDULE II



                                                        Balance       Charged to                        Balance
                                                   at Beginning        Costs and                         at End
                                                      of Period         Expenses    Deductions        of Period
--------------------------------------------------------------------------------------------------------------------

Year Ended April 30, 1998

   Reserves and allowances deducted
     from asset accounts:
       Obsolescence reserve for
         inventory                                   $  500,000     $  1,110,000   $  (240,000) 2/   $1,370,000
       Allowance for doubtful accounts               $  110,000     $    275,421   $   (85,421) 1/   $  300,000
====================================================================================================================

Year Ended April 30, 1999

   Reserves and allowances deducted
     from asset accounts:
       Obsolescence reserve for
         inventory                                   $1,370,000     $     80,000             -       $1,450,000
       Allowance for doubtful accounts               $  300,000     $     78,792   $   (78,792)1/     $ 300,000
====================================================================================================================

Year Ended April 30, 2000

   Reserves and allowances deducted
     from asset accounts:
       Obsolescence reserve for                      $1,450,000     $    815,347   $(1,665,347)2/    $  600,000
         inventory                                   $  300,000     $      1,764   $   (26,764)1/    $  275,000
       Allowance for doubtful accounts
====================================================================================================================


1/ Accounts written off
-
2/ Inventory scrapped or disposed of
-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


NONE.

                                    PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following lists the directors and executive officers of the Company, their ages, descriptions of their business experience and positions held with the
Company:

Name                         Age            Position
----                         ---            --------
Peter C. Madsen(1)(2)        49             President, Chief Executive Officer and Chairman of the Board
Mark H. Rafferty             45             Vice President - Finance, Treasurer, Secretary and Director
William A. Grant             47             Executive Vice President - Global Sales
Dr. Kenneth Bloom            51             Vice President - Mainframe Networking
Safa Alkateb                 32             Vice President - Engineering
Thomas W. Colligan           52             Vice President - Corporate Development
Roy Wainwright               53             Executive Vice President
Darlene Greenhaw             49             Vice President - Sales
Edward R. Olson(1)(2)        59             Director
Thomas G. Amon(1)(2)         53             Director

(1)  Member Stock Option Committee.
(2)  Member Audit Committee.


All directors hold office until the next annual meeting of the shareholders and the election and qualification of their successors. The officers are elected by and serve at the discretion of the Board of Directors. See "Employment and Control Arrangements" under Item 11, "Executive Compensation."

PETER C. MADSEN has been President, Chief Executive Officer and a director of the Company since September 1992. From November 1986 to January 1992, he was an officer of the Newbridge Networks Corporation, a Canadian telecommunications company, most recently as Vice President and General Manager, United States Region, and President of Newbridge Networks Inc., Newbridge Networks Corporation's United States subsidiary. Mr. Madsen served as a director of Newbridge Networks Corporation from September 1987 until June 1998.

MARK H. RAFFERTY has been Vice President, Chief Financial Officer and Treasurer of the Company since August 1993 and a director of the Company since March 1998. From August 1992 to August 1993, Mr. Rafferty was Vice President, Finance at Newbridge Networks Inc. From August 1987 through August 1992, Mr. Rafferty was Controller of Newbridge Networks Inc.

WILLIAM A. GRANT has served as Executive Vice President - Global Sales for the Company since November, 1997. From October 1996 through October 1997, Mr. Grant served as Vice President - Global Sales for Memotec Communications Corporation. From January 1994 through September 1996, Mr. Grant was Vice President - Business Development for FastComm. Prior to this time, Mr. Grant was President of Inteletouch Corporation, a telecommunications equipment company.

DR. KENNETH A. BLOOM has served as Vice President - Mainframe Networking since March 1999. For five years prior to this time, Dr. Bloom was President and sole stockholder of KG Data Systems, Inc., which was acquired by the Company in March 1999.

SAFA ALKATEB has been Vice President - Engineering for the Company since February 1999. From April 1994 to January 1999, Mr. Alkateb held a variety of engineering positions within the Company. From October 1992 to March 1994, Mr. Alkateb was Product Development Senior Software Engineer for Novak Engineering Company, an engineering consulting firm.

THOMAS W. COLLIGAN was Vice President - Business Development for the Company from July 1998 to September 1999. From August 1997 to February 1998, Mr. Colligan was employed by InterNex Information Systems, a nationwide internet service provider. From November 1992 to January 1997, Mr. Colligan was Director of Federal Sales, National Accounts and Eastern Region Operations for Ascend Communications, a telecommunications equipment manufacturer. Mr. Colligan resigned from his position with the Company effective September 17, 1999.

ROY WAINWRIGHT has been Executive Vice President of the Company since April 3, 2000. From March 1997 to March 2000, Mr. Wainwright was Vice President / General Manager of Cronus Communications Inc. From June 1995 to March 1997, Mr. Wainwright was Associate Vice President - Product Marketing at Computer Sciences Corporation.

DARLENE GREENHAW has been Vice President - Sales for the Company since April 3, 2000. From October 1999 to March 2000, Ms. Greenhaw was Vice President - Sales at Cronus Communications Inc. From September 1987 to September 1999, Ms. Greenhaw was Vice President - Sales at Newbridge Networks Inc.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during its fiscal year ended April 30, 2000, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except for one report regarding a stock option exercise filed late by Mr. Amon.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid by the Company to the nine named executives (the "Named Executive Officers") for services furnished in all capacities to the Company during the fiscal year ended April 30, 2000, as well as such compensation paid by the Company to the Named Executive Officers during the Company's two previous fiscal years

                                                                                      LONG TERM
                                                                                     COMPENSATION
                                                  ANNUAL COMPENSATION                   AWARDS
                                     -------------------------------------------     ------------
                                                                                      SHARES OF
                                                                    OTHER ANNUAL     COMMON STOCK
                                                                    COMPENSATION      UNDERLYING
NAME AND PRINCIPAL POSITION          YEAR    SALARY($)    BONUS($)     ($)(1)           OPTIONS
---------------------------          ----    ---------    --------  ------------     ------------
Peter C. Madsen(2)                   2000     100,000          --       7,600           200,000
     President, CEO and Chairman     1999      96,154          --       7,320            20,000
     of the Board of Directors       1998      98,077          --       7,320                --

Mark H. Rafferty(3)                  2000     130,000          --       7,300           233,334
     Vice President and              1999     125,000          --       8,075            20,000
     Chief Financial Officer         1998     116,732          --       8,075                --

Safa Alkateb(4)                      2000     105,000          --          --           100,000
     Vice President -                1999      89,192          --          --            47,000
     Engineering

Thomas Colligan(5)                   2000      30,300          --       5,000                --
     Vice President-                 1999      61,058          --      10,000           125,000
     Corporate Development

William A. Grant(6)                  2000     175,000          --       6,000            65,000
     Vice President-                 1999     167,983          --       6,000            35,000
     Global Sales                    1998      64,098      30,000       3,000           100,000

Kennth A. Bloom(7)                   2000     100,000          --          --                --
     Vice President-                 1999       8,333          --          --           120,000
     Mainframe Networking

Roy Wainwright                       2000       8,100          --          --           125,000
     Executive Vice President

Darlene Greenhaw                     2000       9,375          --          --            80,000
     Vice President - Sales

1)   Automobile benefit.

2) At April 30, 2000, Mr. Madsen held 1,723,677 restricted shares of Common Stock with a market value of $6,248,329 at that date.

3) At April 30, 2000, Mr. Rafferty held 43,420 restricted shares of Common Stock with a market value of $157,398 at that date.

4) At April 30, 2000, Mr. Alkateb held 2,000 restricted shares of Common Stock with a market value of $7,250 at that date.

5) At April 30, 2000, Mr. Colligan held 325,000 restricted shares of Common Stock with a market value of $1,178,125 at that date. Mr. Colligan resigned from his position with the Company effective September 17, 1999.

6) At April 30, 2000, Mr. Grant held 36,667 restricted shares of Common Stock with a market value of $132,918 at that date.

7) At April 30, 2000, Dr. Bloom held 719,149 restricted shares of Common Stock with a market value of $2,606,915 at that date.



FISCAL 2000 OPTION GRANTS

The following table sets forth information concerning grants of stock options to the Named Executive Officers and Directors made pursuant to the Company's 1999 Stock Option Plan during the fiscal year ended April 30, 2000:

                     Stock Option Grants in Fiscal Year 2000

                                INDIVIDUAL GRANTS

                     Securities        Percent of                                   Potential Realizable Value
                     Underlying       Total Options     Exercise                     at Assumed Annual Rates
                      Options          Granted to          or                      of Stock Price Appreciation
                      Granted         Employees in     Base Price   Expiration         For Option Term
Name                    (#)           Fiscal Year        ($/sh)        Date         5%($)           10%($)
----                 ----------       -------------    ----------   ----------   ----------   ------------------
Peter C. Madsen       200,000            10.21%         $   1.03       8/2/04     $ 57,000         $129,600

Mark H. Rafferty      150,000             7.66%         $   1.03       8/2/04     $ 42,750         $ 97,200

Mark H. Rafferty       83,334             4.26%         $   0.69       9/9/04     $ 15,833         $ 35,834

Darlene Greenhaw       80,000             4.09%         $   3.50      4/11/05     $ 77,360         $176,000

Roy Wainwright        125,000             6.38%         $   3.50      4/11/05     $120,875         $275,000

Thomas G. Amon         30,000             1.53%         $   1.03       8/2/04     $  8,550         $ 19,440

Edward R. Olson        30,000             1.53%         $   1.03       8/2/04     $  8,550         $ 19,440

Thomas Colligan            --               --                --           --           --               --

William A. Grant       40,000             2.04%         $   1.03       8/2/04     $ 11,400         $ 25,920

William A. Grant       25,000             1.28%         $   0.73     10/27/04     $  5,000         $ 11,500

Safa Alkateb           40,000             2.04%         $   1.03       8/2/04     $ 11,400         $ 25,920

Safa Alkateb           60,000             3.06%         $   0.73     10/27/04     $ 12,000         $ 27,600

The exercise price of each option may not be less than 100% of the fair market value of the stock on the date of the grant for incentive options or 85% of such fair value for non-qualified stock options, as determined by the Board of Directors. The vesting period is determined by the Board of Directors. Options expire five years from the date of grant and, in most cases, upon termination of employment.

FISCAL 2000 AGGREGATE OPTION EXERCISES AND YEAR-END OPTION VALUES

The following table sets forth information concerning each exercise of stock options during the fiscal year ended April 30, 2000 by each of the Named Executive Officers and Directors and the fiscal year-end value of unexercised options held by such persons:

                                                             Shares                      Value of
                                                           Underlying                   Unexercised
                                                           Unexercised                  in-the-money
                                                           Options at                    Options at
                                                           Fiscal Year-                 Fiscal Year-
                        Shares           Value                End(#)                       End($)
                      Acquired on      Realized            Exercisable/                 Exercisable/
Name                  Exercise(#)        ($)              Unexercisable                Unexercisable
----                  -----------      --------         ------------------         ---------------------
Peter C. Madsen            --               --          206,666     13,334         $540,098     $ 42,202

Thomas G. Amon          6,666           10,266           30,000     10,000               --     $ 12,050

Edward R. Olson            --               --           33,333     16,667         $ 24,851     $ 42,199

Mark H. Rafferty           --               --          181,666     96,668         $410,348     $286,787

Roy Wainwright             --               --               --    125,000               --     $ 15,625

Darlene Greenhaw           --               --               --     80,000               --     $ 10,000

Thomas Colligan        62,500           23,988               --         --               --           --

Kenneth A. Bloom           --               --           40,000     80,000         $ 93,000     $186,000

William A. Grant           --               --          143,332     56,668         $303,214     $109,853

Safa Alkateb               --               --          180,111     63,556         $401,069     $138,922

BOARD REPORT ON EXECUTIVE COMPENSATION

The Company does not have a formal compensation committee. Compensation levels for executive officers are approved by the Board of Directors. The Board of Directors is presently comprised of the following individuals: Peter C. Madsen, Thomas G. Amon , Edward R. Olson and Mark H. Rafferty. Salaries are reviewed periodically and are based on individual performance, the extent of individual experience and responsibility and comparisons with salaries paid in the industry.

The Company recruits for its executive officer positions from within the communications industry. In most instances, the source company is significantly larger than the Company. It has been the policy of the Board of Directors of FastComm to hire executive officers at levels below that of their current salaries along with a stock option package intended to make up for the differentiation and to provide a performance incentive. The Company believes that stock options are an attractive benefit in that they enhance performance and loyalty at little cost. The Company believes the compensation packages offered to its current employees and prospective employees have been consistent with that of the communications industry.

The Board granted six executive officers options during fiscal 2000. Four of these grants were determined by the individuals performance, responsibility and seniority. The remaining grants were a condition of employment.

The Board adheres to a policy of granting options to executive officers based upon performance and responsibility. In addition, the Board also considers the relative importance of the job function being performed and the number of options currently held by the executive officer, and options granted for comparable positions in peer group companies.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year, Peter C. Madsen, Edward R. Olson, Thomas G. Amon and Mark H. Rafferty as directors participated in deliberations of the Company's Board of Directors concerning executive officer compensation and stock option grants, including their own. None of such directors was party to any reportable interlock or participation during fiscal 2000.

EMPLOYMENT AND CONTROL ARRANGEMENTS

Pursuant to the Employment Agreement dated September 18, 1992, Mr. Madsen was elected President and Chief Executive Officer of the Company at an annual base salary of $100,000 per year. Under this agreement, Mr. Madsen has been granted full control of and authority over the operations of the Company, subject to the general oversight of the Board of Directors. This agreement, which currently expires on January 31, 2001, is renewable thereafter on a year to year basis.

In connection with the acquisition of KG Data, the Company entered into a three year Employment and Non Competition Agreement on March 31, 1999 with Dr. Kenneth A Bloom. The Agreement provided that Dr. Bloom be employed by the Company in a senior management capacity at an annual salary of $100,000 plus incentives based on sales of the ChanlComm(R) product line.

DIRECTOR COMPENSATION

Directors receive no cash compensation for their services as such, however, the Board of Directors has authorized payment of reasonable expenses incurred by non-employee directors in connection with attendance at meetings of the Board of Directors. Further, members of the Company's Board of Director are granted options to purchase common shares pursuant to the Company's 1999 Stock Option Plan. During fiscal year 2000, the Company granted options to purchase 30,000 shares of its common stock to both Edward R. Olson and Thomas G. Amon. After the end of fiscal year 2000, the Board granted Mr. Amon options to purchase an additional 50,000 shares of common stock for his professional assistance in the acquisition of Cronus. The Chairman of the Board receives no compensation for serving in such capacity.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock with that of the cumulative total return of the NASDAQ Stock Market - US Index ("NASDAQ STOCK MRKT - US") and the NASDAQ Telecommunications Index ("NASDAQ TELECOM") for the five year period ended on April 30, 2000. The information below is based on an investment of $100, on April 30, 1995, in the Company's Common Stock, the NASDAQ STOCK MRKT - US and the NASDAQ TELECOM. The Company's Management consistently cautions that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

The Company's shares are quoted on the OTC Bulletin Board under the symbol FSCX.OB.

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
                   AMONG FASTCOMM COMMUNICATIONS CORPORATION,
                     THE NASDAQ STOCK MARKET (U.S.) INDEX,
              THE NASDAQ TELECOMMUNICATIONS INDEX AND A PEER GROUP

                                    [GRAPH]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At July 5, 2000, there were 26,388,699 shares of Common Stock of the Company issued and outstanding. As of such date, options to purchase 3,351,666 shares of Common Stock were outstanding.

Each holder of shares of Common Stock, but not holders of unexercised options, is entitled to one vote per share on each matter, which may be presented at a meeting of shareholders. Cumulative voting is not allowed. The Company's shares are quoted on the OTC Bulletin Board under the symbol FSCX. OB.

The following table sets forth information regarding ownership of Common Stock of the Company at July 5, 2000, by each person who is known by management of the Company to own beneficially more than five percent of the Common Stock (setting forth the address of each such person), by each director, by the Named Executive Officers of the Company identified in "Item 11. Executive Compensation," and by all directors and Named Executive Officers of the Company as a group. Shares issuable on exercise of options exercisable within 60 days of July 5, 2000 are deemed to be outstanding for the purpose of computing the percentage ownership of persons beneficially owning such warrants or options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

                                               Amount and Nature
Name and address of Beneficial Owner        of Beneficial Ownership       Percent of Class
------------------------------------        -----------------------       ----------------
Peter C. Madsen (1)                              2,180,343(2)                   8.12%
     Sterling, Virginia

Edward R. Olson (1)                                 36,666(3)                   0.14%
     Reston, Virginia

Thomas G. Amon (1)                                 102,161(4)                   0.39%
     New York, New York

Mark H. Rafferty (1)                               375,086(5)                   1.40%
     Centreville, Virginia

William A. Grant                                   184,999(6)                   0.70%
     Ashburn, Virginia

Roy Wainwright                                      48,254                      0.18%
     Fairfax, Virginia

Safa Alkateb                                       230,445(7)                   0.87%
     Sterling, Virginia

Darlene Greenhaw                                     8,632                      0.03%
     Fairfax, Virginia

Thomas Colligan                                    403,000(8)                   1.53%
     Irvington, Virginia

Kenneth A. Bloom                                   759,149(9)                   2.87%
     Norwalk, Connecticut

                                                 4,328,735                     11.83%

1)   Director

2) Gives effect to 456,666 options owned by Mr. Madsen exercisable within 60 days

3) Gives effect to 30,000 options owned by Mr. Olson exercisable within 60 days

4) 6,667 Shares are owned by the Thomas G. Amon Pension and Profit Sharing Plans. Gives effect to 83,333 options owned by Mr. Amon exercisable within 60 days

5) Gives effect to 331,666 options owned by Mr. Rafferty exercisable within 60 days

6) Gives effect to 148,332 options owned by Mr. Grant exercisable within 60 days

7) Gives effect to 228,445 options owned by Mr. Alkateb exercisable within 60 days

8)   Includes 78,000 shares owned by Mr. Colligan's wife

9) Gives effect to 40,000 options owned by Dr. Bloom exercisable within 60 days

10)  Percent of Class based upon 26,388,699 shares outstanding at July 5, 2000



The Company is unaware of any arrangement the operation of which could at a subsequent date result in a change in control of the Company.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


The Company paid the law firm of Sokolow, Dunaud, Mercadier and Carreras LLP $153,045 in the fiscal year ended April 30, 2000. Thomas G. Amon, a Director of the Company since December 1994, is a partner in this law firm.

During fiscal year 2000, the Company loaned $50,000, under normal terms and conditions, to one of its senior officers.

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

                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)(1) and (a)(2) Financial Statements and Schedules.

The financial statements and financial statement schedules filed as a part of this Report are listed beneath Item 8 of this Report.

          (a)(3) Exhibits.

The exhibits filed as a part of this Report are listed on the Exhibit Index at page 33 of this Report.

          (b) Reports on Form 8-K.

The Company filed one report on Form 8-K during the fiscal year ended April 30, 2000 announcing the acquisition of Cronus Technology, Inc.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 31, 2000.


                                             FASTCOMM COMMUNICATIONS CORPORATION


                                             By: /s/ Peter C. Madsen
                                                 -------------------------------
                                                 Peter C. Madsen
                                                 President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on July 31, 2000.

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


/s/ Peter C. Madsen                     President (Principal Executive Officer)
---------------------------------       and Director
          Peter C Madsen


/s/ Mark H. Rafferty                    Vice President - Finance, Secretary, Treasurer and
---------------------------------       Director
          Mark H. Rafferty              (Principal Financial and Accounting Officer)


/s/ Thomas G. Amon                      Director
---------------------------------
          Thomas G. Amon


/s/ Edward R. Olson                     Director
---------------------------------
          Edward R. Olson

                                  EXHIBIT INDEX

EXHIBIT
NO.           DESCRIPTION
-------       -----------
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

4.4****       Form of Convertible Debenture

4.5****       Form of Warrant

4.6****       Proposed Form of Certificate of Designations, Preference and Rights

4.7(d)        Registration Rights Agreement made by FastComm Communications Corporation, in favor of the holders of common stock of Cronus Technology, Inc., dated as of
              March 31, 2000

4.8(d)        Form of Registration Rights Agreement between FastComm Communications
              Corporation, in favor of certain individuals and a subordinated debt holder, dated as of March 31, 2000.


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

10.14*        Distributor Agreement for FastComm products between FastComm
              Communications Corporation and Tadiran, Ltd.

10.15*        Distribution Agreement between the Company and Sumitronics, Inc.

10.16*        Consulting Agreement between Gary H. Davison and Newbridge Networks Inc.

10.17*        Agreement between the Company and ZyBel Microsystems, Inc.

10.18(a)      Plan of Reorganization Under Chapter 11

10.19(b)      Acquisition Agreement, KG Data Systems, Inc.

10.20(c)      Employment Agreement of Dr. Kenneth A. Bloom

10.21(d)      Agreement and Plan of Reorganization by and among FastComm Communications
              Corporation, Cronus Technology, Inc., Cronus Communications, Inc., and certain principal Stockholders, dated as of March 27, 2000.

10.22(d)      Form of Warrant Agreement between FastComm Communications Corporation in favor of certain individuals, dated as of March 31, 2000.

10.23(d)      Investment Banking Agreement between FastComm Communications Corporation and Kaufman Bros. LLP, dated January 24, 2000.

10.24(d)      Financial Advisor Agreement between FastComm Communications Corporation and
              Kaufman Bros. LLP, dated March 14, 2000.

10.25(d)      Warrant Agreement between FastComm Communications Corporation and Kaufman
              Bros. LLP, dated February 1, 2000.

11.0*         Statement re: Computation of per share earnings.

----------

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

(d)  Filed with Form 8K dated April 14, 2000