Form 10-Q
period 2000-07-29
FASTCOMM COMMUNICATIONS CORP
filed 2000-09-13
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       July 29, 2000          .
                              -------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the transaction period from________________________  to
_____________________________


Commission file number        0-17168       .
                      -----------------------

                      FASTCOMM COMMUNICATIONS CORPORATION
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

                 Virginia                                  54-1289115    .
     --------------------------------                 --------------------
     (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation of Organization)                  Identification No.)


                              45472 Holiday Drive
                             Dulles, Virginia 20166
         --------------------------------------------------------------
               (Address of principal executive offices, Zip code)


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

As of September 5, 2000, there were 26,388,699 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

No exhibits are filed with this report, which consists of 15 consecutively numbered pages.

                      FASTCOMM COMMUNICATIONS CORPORATION

                                    FORM 10Q

                               TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION                                           Page No.
                                                                                  --------
         Item 1.  Financial Statements

                  Consolidated Statements of Operations
                  Fiscal quarter ended July 29, 2000 and July 31, 1999..................3

                  Consolidated Balance Sheets
                  July 29, 2000 and April 30, 2000......................................4

                  Consolidated Statements of Cash Flows
                  Fiscal quarter ended July 29, 2000 and July 31, 1999..................5

                  Summary of Accounting Policies........................................6

                  Notes to Consolidated Financial Statements..........................7-9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.....................10-13


PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings....................................................14

SIGNATURES.............................................................................15

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      FASTCOMM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                     Fiscal quarter ended
                                             --------------------------------------
                                                  July 29              July 31
                                                   2000                 1999
                                             -----------------     ----------------
Revenue                                       $     3,647,933       $    1,747,457

Expenses
 Cost of sales                                      1,400,183              779,675
 Selling, general and administrative                1,768,903              980,194
 Research and development                           1,311,423              581,577
 Depreciation and amortization                        936,657              155,100
                                             -----------------     ----------------
Loss from operations                               (1,769,233)            (749,089)

Other income (expense)
 Other income                                           1,723               23,489
 Interest income                                        6,780                1,958
 Interest expense                                     (87,558)             (52,896)
                                             -----------------     ----------------

Net loss                                      $    (1,848,288)      $     (776,538)
                                             =================     ================



Basic and diluted loss per share                       ($0.07)              ($0.05)


Weighted average number of shares                  26,025,032           16,626,192

     See accompanying notes to unaudited consolidated financial statements

                      FASTCOMM COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           July 29            April 30,
                                                             2000                2000
                                                         ------------       ------------
                                                         (unaudited)
Current assets
      Cash and cash equivalents                          $     62,831       $    548,136
      Restricted cash                                         359,623            321,723
      Accounts receivable, net                              3,469,522          2,949,727
      Inventories, net                                      3,155,989          2,405,747
      Prepaid and other                                       302,872            168,131
                                                         ------------       ------------
                                                            7,350,837          6,393,464


Property and equipment, net                                 1,580,910          1,690,011
Deferred investment advisory fee, net                         390,559            480,688
Goodwill, net                                              11,547,937         12,547,854
Other assets                                                   87,215             87,215
                                                         ------------       ------------
                                                         $ 20,957,458       $ 21,199,232
                                                         ============       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Current portion of notes payable                   $  1,000,000       $  1,000,000
      Revolving line of credit and term loan                1,048,802          1,268,319
      Current portion of capital lease obligations              4,662             11,281
      Accounts payable                                      3,178,584          2,583,161
      Accrued compensation                                    529,796            363,109
      Deferred revenue                                            -              322,801
      Other current liabilities                               988,461          1,109,202
                                                         ------------       ------------
                                                            6,750,305          6,657,873

Convertible debentures                                        767,602            767,602
Capital lease obligations                                         618              3,543
                                                         ------------       ------------
                                                            7,518,525          7,429,018
                                                         ------------       ------------

Shareholders' equity
      Common stock, $.01 par value,                           263,717            255,784
      (50,000,000 shares authorized; 26,371,726 and
      25,578,472 issued and outstanding)
      Additional paid in capital                           44,900,331         43,391,257
      Accumulated deficit                                 (31,725,115)       (29,876,827)
                                                         ------------       ------------
      Total shareholders' equity                           13,438,933         13,770,214

                                                         ------------       ------------
                                                         $ 20,957,458       $ 21,199,232
                                                         ============       ============

     See accompanying notes to unaudited consolidated financial statements

                      FASTCOMM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                  Fiscal quarter ended
                                                            -------------------------------
                                                             July 29              July 31
                                                               2000                 1999
                                                           -----------           ----------
Operating activities
    Net loss                                               $ (1,848,288)         $ (776,538)

  Adjustments to reconcile net loss to net cash used
      in operating activities:
    Depreciation and amortization                               936,657             155,100
    Provision for doubtful accounts                                (607)               (141)
    Provision for inventory obsolescense                         26,901                   -
    Non cash interest expense on debentures                      14,392              50,288
    Amortization of deferred investment advisory fee             90,129                   -
  Changes in assets and liabilities
    Accounts receivable                                        (519,188)           (171,888)
    Inventories                                                (777,143)            232,406
    Prepaid and other current assets                           (134,741)             17,584
    Accounts payable and accrued compensation                   762,110             145,096
    Deferred revenue                                           (322,801)                  -
    Other current liabilities                                  (135,133)             44,895
                                                            -----------          ----------
    Net cash used in operating activities                    (1,466,032)           (303,198)
                                                            -----------          ----------

Investing activities
    Additions of property, plant and equipment                  (48,479)           (160,981)
    Increase in acquisition costs                               220,840                   -
                                                            -----------          ----------
    Net cash used by investing activities                      (269,319)           (160,981)
                                                            -----------          ----------

Financing activities
    Proceeds from the issuance of common stock                1,170,400           1,000,000
    Net proceeds from exercise of warrants and options          346,607             364,924
    Repayments on capital lease obligations                      (9,544)                  -
    Repayments on revolving line of credit and term loan       (219,517)                  -
    Increase in restricted cash                                 (37,900)                  -

                                                            -----------          ----------
    Net cash provided by financing activities                 1,250,046           1,364,924
                                                            -----------          ----------

Net increase in cash and equivalents                           (485,305)            900,745

Cash and cash equivalents, beginning of period                  548,136              90,727
                                                            -----------          ----------

Cash and cash equivalents, end of period                    $    62,831          $  991,472
                                                            ===========          ==========


     See accompanying notes to unaudited consolidated financial statements

                      FASTCOMM COMMUNICATIONS CORPORATION
                         SUMMARY OF ACCOUNTING POLICIES


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets and evaluation of the impairment of goodwill. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of July 29, 2000, the estimates used in the financial statements are adequate based on the information currently available.

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

ASSET IMPAIRMENT

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of ("SFAS 121"), the Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities"("SFAS No.133"). SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction. At the time of issuance SFAS No. 133 was to be effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 1999. Subsequently the effective date of the standard was delayed until fiscal years beginning after June 15, 2000. The adoption of the standard is not expected to have a material effect on the Company's financial conditions or results of operations.

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

In the opinion of Management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation and all such adjustments are of a normal and recurring nature. The results of operations as presented in this report are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2001.

The Company's fiscal year ends on April 30. For interim reporting purposes the interim fiscal quarters are closed on the first weekend following the calendar quarter end date, unless the quarter end date falls on a weekend, in which case such weekend is used as the interim fiscal quarter end. The Company deviated from this policy in the current fiscal quarter to facilitate comparability. The quarter ended July 29, 2000 consisted of 90 business as compared to 92 calendar days for the quarter ended July 31, 1999.

2.   EARNINGS (LOSS) PER SHARE

Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. For the quarters ended July 29, 2000 and July 31, 1999, the earnings per share calculation does not include common share equivalents in that the inclusion of such equivalents would be antidilutive.

3.   BUSINESS ACQUISITION

On March 31, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Cronus Technology, Inc. ("Cronus") for approximately $9,600,000, plus the assumption of liabilities of approximately $6,700,000 subject to adjustment as set forth in the agreement. Approximately $9,300,000 of the purchase price was funded through the issuance of shares of the Company's common stock and approximately $300,000 was paid in cash. Cronus manufactures and sells telecommunications equipment and provides consulting services for satellite telecommunications planning. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The Company recorded goodwill of approximately $12,000,000 related to this transaction. The goodwill is being amortized on a straight line basis over four years. The purchase and debt assumption agreements related to the Cronus acquisition obligate the Company to issue up to 1,225,000 additional common shares if the fair value of its common stock has not reached $7.30 per share prior to the one-year anniversary date of these agreements. The Company will determine the purchase price adjustment when, and if, it issues any additional common shares. The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had occurred on May 1, 1999.

Three months ended                               July 31, 1999
-------------------                            -----------------
Revenue                                          $  3,590,457
Net loss                                         $ (1,485,593)
Basic and diluted loss per common share          $      (0.06)

4.   INVENTORIES

Inventories are valued at the lower of cost or market and consist of the following:

                                   July 29,             April 30,
                                     2000                  2000
                                -------------------------------------
Production materials               $ 1,886,346           $ 1,267,371
Work in process                        308,390               240,408
Finished goods                         961,253               897,968
                                ---------------       ---------------
                                   $ 3,155,989           $ 2,405,747
                                ===============       ===============

5.   LONG TERM DEBT

In connection with the acquisition of Cronus, the Company assumed liabilities under a revolving line of credit and term loan agreement with LaSalle National Bank. Under the revolving line of credit the Company could borrow up to the lesser of $3,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory, as defined in the agreement. The revolving line of credit bears interest at the bank's prime rate of interest plus 1.0% and was scheduled to mature on May 1, 2001. Under the agreement, Cronus could issue letters of credit up to $250,000 in the aggregate. There are no outstanding letters of credit as of July 29, 2000. The term loan was payable in equal monthly principle payments of $9,875, bears interest at the bank's prime rate of interest plus 1.0% and was schedule to mature on May 1, 2001. In April 2000, the Company placed $250,000 in escrow to further collateralize the revolving line of credit and term loan. In July 2000, the bank informed the Company that the revolving line of credit and term loan would mature on September 30, 2000. On September 12, 2000, the bank agreed to a further extension until October 31, 2000. Accordingly, this debt has been classified as a current liability. The Company is currently negotiating with a local bank to refinance this debt. The Company expects to be able to refinance this debt within the timeframe established by the bank.

6.   SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK

The fiscal quarter July 29, 2000 includes sales of $1,032,000, $572,000, $417,000 and $368,000 representing 28%, 16%, 11% and 10% of total revenues to four unrelated third parties.

7.   INCOME TAXES

The Company has estimated its annual effective tax rate at 0% due to uncertainty over the level of earnings in fiscal 2001. Also, the Company has net operating loss carryforwards for income tax reporting purposes for which no income tax benefit has been recorded due to uncertainty over generation of future taxable income.

8.   SHAREHOLDERS' EQUITY

During the quarter ended July 29, 2000, the Company issued $1,170,000 of common stock in a private placement. The Company received $346,607 from the exercise of common stock options and warrants.


9.   STOCK OPTIONS

The Company has both a qualified and non-qualified stock option plan (the "Plans") under which options to purchase up to 2,260,000 shares of common stock may be granted to officers, directors and other key employees of the Company.

The exercise price of each option may not be less than 100% of the fair market value of the stock on the date of grant for incentive stock options or 85% of such fair market value for non-qualified stock options, as determined by the Board. Generally, options vest over a three year period and expire five years from the date of grant and, in most cases, upon termination of employment. The following table relates to options granted, exercised and cancelled during the quarter ended July 29, 2000:

                                       Number of
                                         Shares                Price per share
                                   -----------------     ---------------------------
Outstanding at April 30, 2000             2,975,501         $ 0.25   to     $ 15.63
Granted during the quarter                  746,055         $ 2.13   to     $  3.50
Exercised during the quarter                (14,999)        $ 0.46   to     $  2.50
Cancelled during the quarter               (208,544)        $ 0.46   to     $  3.97
                                   -----------------
Outstanding at July 29, 2000              3,498,013         $ 0.25   to     $ 15.63

The Company has adopted the disclosure-only provisions of SFAS-No. 123 "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. For SFAS No. 123 purposes, the weighted average fair value of each option granted during the quarter has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.4%, expected volatility of 125.0%, expected option life of 5 years and dividend payout rate of zero. Using these assumptions, the weighted average fair value of the stock options granted is $2.27 for the quarter ended July 29, 2000. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

If the Company had elected to recognize compensation cost based on the fair value at the grant dates for options issued under the plans described above, consistent with the method prescribed by SFAS No. 123, net loss applicable to common shareholders and loss per share would have been changed to the pro forma amounts indicated below:

                                                 Quarter ended            Quarter ended
Net loss applicable to common shareholders:      July 29, 2000            July 31, 1999
                 As reported                       $ (1,848,288)          $   (776,538)
                 Proforma                          $ (2,247,806)          $ (1,184,808)

Basic and diluted loss per share
                 As reported                       $      (0.07)          $      (0.05)
                 Proforma                          $      (0.09)          $      (0.07)

10.  SUBSEQUENT EVENT

On September 8, 2000, the Company sold 3,500 units at $1,000 per unit to a group of accredited investors. Each unit consists of a prepaid common stock purchase warrant ("Prepaid Warrant") and an incentive warrant ("Incentive Warrant") to acquire additional shares of common stock in the Company. The Prepaid Warrant is convertible at the option of the holder into common stock at a conversion price equal to the lesser of $2.00 or the average of the five lowest closing bid prices for the ten trading day period prior to conversion. The prepaid warrant earns interest at a rate of 4% payable in common stock. The Incentive Warrants allow the holder to purchase one half of one share at a $2.50 per share. The Incentive Warrants have a five year term and are exercisable immediately. The Company will record the proceeds from the issuance of the Prepaid Warrants as paid in capital. The interest earned on these warrants will be reflected as a dividend. The Company paid a placement fee of $350,000 and issued to the placement agent warrants to purchase 438,000 shares of stock at an exercise price of $2.50 per share. The fee paid and the fair value of the warrants issued will be recorded as a reduction in paid in capital. The placement agent for this transaction was Zanett Securities Corporation.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

BUSINESS ACQUISITION

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

The results of operations for the current fiscal quarter includes post-acquisition revenue and expenses generated by Cronus. The results of operations for the quarter ended July 31, 1999, do not include such revenue and expense items. To facilitate comparability, the analysis of revenue and expense items includes information presented on a proforma basis assuming the inclusion of Cronus revenues and expenses as if the acquisition occurred on May 1, 1999.

FUTURE PROSPECTS

On a forward-looking basis, the Company has finalized the development of its GlobalStack and MetroLan product lines, all of which have voice, data and video capabilities. The Company has added new features to its Quick product line that qualify this product for a larger and enhanced distribution channel. The Company believes that the GlobalStack and MetroLan products have strong international applications. Accordingly, the Company has enhanced its international selling presence in Brazil, Australia, the Pacific Rim, Colombia, Venezuela and Central America. During its fiscal year ended April 30, 2000, the Company executed non exclusive distribution agreements with resellers in Argentina, Bolivia, Bosnia, China, Costa Rica, El Salvador, Guatemala, Honduras, Hong Kong, Korea, Mexico, Nicaragua, Peru, Suriname, Tobago and Trinidad.

The acquisition of Cronus allows FastComm to offer signaling gateways that bridge the gap between incompatible communications networks. These gateways enable seamless communication between in-band and out-of-band networks, or between out-of-band to out of band SS7 variants. Cronus has existing relationships and contracts with several large multi-national customers such as Nortel, Lucent and Siemens. Discussions with other large customers are ongoing. The Company believes that it is well positioned to capitalize on increasing international cross border traffic and the growing voice over packet market. The Company believes that through additional marketing and development efforts, Cronus product line sales could increase significantly in fiscal 2001.

Commercial shipments of the ChanlComm(R) 7790 product commenced in the first quarter of fiscal 2001. The Company anticipates that sales of the ChanlComm(R) 7790 product could begin generating significant revenues commencing mid-year of the current fiscal year. The Company signed a three year agreement with Sumisho Electronics to supply the Japanese Data Center market with ChanlComm 7790 product. The Company believes that this agreement represents a major milestone for this product line.

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

SUBSEQUENT EVENT

On September 8, 2000, the Company sold 3,500 units at $1,000 per unit to a group of accredited investors. Each unit consists of a prepaid common stock purchase warrant ("Prepaid Warrant") and an incentive warrant ("Incentive Warrant") to acquire additional shares of common stock in the Company. The Prepaid Warrant is convertible at the option of the holder into common stock at a conversion price equal to the lesser of $2.00 or the average of the five lowest closing bid prices for the ten trading day period prior to conversion. The prepaid warrant earns interest at a rate of 4% payable in common stock. The Incentive Warrants allow the holder to purchase one half of one share at a $2.50 per share. The Incentive Warrants have a five year term and are exercisable immediately. The Company will record the proceeds from the issuance of the Prepaid Warrants as paid in capital. The interest earned on these warrants will be reflected as a dividend. The Company paid a placement fee of $350,000 and issued the placement agent warrants to purchase 438,000 shares of stock at price of $2.50 per share. The fee paid and the fair value of the warrants issued will be recorded as a reduction in paid in capital. The placement agent for this transaction was Zanett Securities Corporation

RESULTS OF OPERATIONS

REVENUE

                              Fiscal quarter ended
                      -----------------------------------
                          July 29             July 31
                            2000                1999
                      ----------------    ---------------
                         $3,647,933          $1,747,457

Total revenues increased $1,900,000, or 109%, compared with that of the corresponding quarter of the previous fiscal year. On a proforma basis, assuming the inclusion of Cronus sales, revenues totaled $3,590,000 for the quarter ended July 31, 1999. The $58,000 proforma increase is primarily attributable to an increase in unit sales of Cronus products ($707,000) offset by a decline in unit sales of frame relay access devices, data controller products and service revenue ($649,000).

The fiscal quarter ended July 29, 2000 includes sales of $1,032,000, $572,000, $417,000 and $368,000 representing 28%, 16%, 11% and 10% of total revenues to four unrelated third parties.

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

COST OF GOODS SOLD AND GROSS MARGIN

                              Fiscal quarter ended
                      -----------------------------------
                          July 29             July 31
                            2000                1999
                      ----------------    ---------------
  Cost of sales         $ 1,400,183          $ 779,675
  Gross margin                   62%                55%

Gross margin on product sales approximated 62% in the current fiscal quarter. This compares favorably with the 55% recorded in the corresponding period of the previous fiscal year. On a proforma basis, assuming the inclusion of Cronus sales in the corresponding quarter of the previous fiscal year, gross margins approximated 63% which is comparable with that of the current fiscal quarter.

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES

                              Fiscal quarter ended
                      -----------------------------------
                          July 29             July 31
                            2000                1999
                      ----------------    ---------------
                         $ 1,768,903          $ 980,194

Selling, general and administrative expenses increased $789,000, or 80%, when compared with that of the corresponding quarter in the previous fiscal year. On a proforma basis, assuming the inclusion of Cronus selling, general and administrative expenses in the corresponding quarter of the previous fiscal year, such costs increased $132,000 or 8%. This increase is primarily attributable to the amortization of deferred investment advisory fees.

RESEARCH AND DEVELOPMENT EXPENSES

                              Fiscal quarter ended
                      -----------------------------------
                          July 29             July 31
                            2000                1999
                      ----------------    ---------------
                         $ 1,311,423          $ 581,577

Research and development expenditures consist primarily of hardware and software engineering personnel expenses, subcontracting costs, equipment, prototypes and facilities. These expenses increased $730,000, or 125%, in the current quarter when compared with the corresponding quarter of the previous fiscal year. On a proforma basis, such costs increased $205,000 or 19%. This increase is primarily attributable to increased labor and material costs associated with the development of the GlobalStack, MetroLan and ChanlComm product lines.

The markets for the Company's products are characterized by continuing technological change. The Company intends to continue to make substantial investments in product and technology development and believes that its future success depends in a large part upon its ability to continue to enhance existing products and to develop or acquire new products that maintain the Company's technological competitiveness.

DEPRECIATION AND AMORTIZATION

                              Fiscal quarter ended
                      -----------------------------------
                          July 29             July 31
                            2000                1999
                      ----------------    ---------------
                          $ 936,657          $ 155,100

The increase in depreciation and amortization is primarily associated with the amortization of goodwill and depreciation of fixed assets associated with the acquisition of Cronus Technology, Inc. in March, 2000. This goodwill is being amortized on a straight line basis over a four year period at a rate of approximately $750,000 per quarter.

LIQUIDITY AND CAPITAL RESOURCES

At July 29, 2000, the Company had $63,000 in cash. During the current fiscal quarter, working capital increased from a $264,000 deficit at April 30, 2000 to $601,000 at July 29, 2000. At July 29, 2000, the Company had a current ratio of
1.1 to one.

JULY 2000 PRIVATE PLACEMENT

During the quarter ended July 29, 2000, the Company raised $1,170,000 through a private placement offering of securities to a group of accredited investors. Warrants to purchase common stock associated with this offering are exercisable for a period of one year after the closing date. These funds will be used for working capital purposes.

SEPTEMBER 2000 FINANCING

On September 8, 2000, the Company sold 3,500 units at $1,000 per unit to a group of accredited investors. Each unit consists of a prepaid common stock purchase warrant ("Prepaid Warrant") and an incentive warrant ("Incentive Warrant") to acquire additional shares of common stock in the Company. The Prepaid Warrant is convertible at the option of the holder into common stock at a conversion price equal to the lesser of $2.00 or the average of the lowest five closing bid prices for the ten trading day period prior to conversion. The prepaid warrant earns interest at a rate of 4% payable in common stock. The Incentive Warrants allow the holder to purchase one half of one share at a $2.50 per share. The Incentive Warrants have a five year term and are exercisable immediately. The Company paid a placement fee of $350,000 and issued the placement agent warrants to purchase 438,000 shares of stock at price of $2.50 per share.

UNEXERCISED WARRANTS

At July 29, 2000, the Company has warrants outstanding which, if exercised, could generate a maximum of $7,293,000 in additional cash. The Company can give no assurance as to whether any warrants will be exercised, nor to the amount of cash that will be generated, if any of these securities are exercised.

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

REVOLVING LINE OF CREDIT

In connection with the acquisition of Cronus, the Company assumed liabilities under a revolving line of credit and term loan agreement with LaSalle National Bank. Under the revolving line of credit the Company could borrow up to the lesser of $3,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory, as defined in the agreement. The revolving line of credit bears interest at the bank's prime rate of interest plus 1.0% and was scheduled to mature on May 1, 2001. Under the agreement, Cronus could issue letters of credit up to $250,000 in the aggregate. There are no outstanding letters of credit as of April 30, 2000. The term loan was payable in equal monthly principle payments of $9,875, bears interest at the bank's prime rate of interest plus 1.0% and was schedule to mature on May 1, 2001. In April 2000, the Company placed $250,000 in escrow to further collateralize the revolving line of credit and term loan. In July 2000, the bank informed the Company that the revolving line of credit and term loan would mature on September 30, 2000. On September 12, 2000, the bank agreed to a further extension until October 31, 2000. Accordingly, this debt has been classified as a current liability. The Company is currently negotiating with a local bank to refinance this debt. The Company expects to be able to refinance this debt within the timeframe established by the bank.

FIRST FISCAL QUARTER OF  2001 COMPARED TO FIRST FISCAL QUARTER OF 2000

The Company used $1,466,000 in cash from operations during the quarter ended July 29, 2000. This compares unfavorably to $303,000 in cash used by operations during the corresponding quarter of the previous fiscal year. This $1,384,000 increase is primarily attributable to a $1,072,000 increase in the net loss for the quarter, increases in accounts receivable and inventory balances offset by decreased payments to vendors and an increase in non-cash expenditures, primarily goodwill amortization.

The Company purchased $48,000 in fixed assets and had additional acquisition costs of $221,000 during the current fiscal quarter.

Cash provided by financing activities is primarily attributable to $1,170,000 in proceeds received from the private placement of common stock and $347,000 in proceeds from the exercise of common stock options and warrants.

The Company believes that current levels of cash plus proceeds from the September 2000 private placement together with cash flow from operations will be sufficient to meet its working capital requirements for the next twelve months.

INCOME TAXES

The Company has estimated its annual effective tax rate at 0% due to uncertainty over the level of earnings in fiscal year 2001. Also, the Company has net operating loss carryforwards for income tax reporting purposes for which no income tax benefit has been recorded due to uncertainty over generation of future taxable income.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities"("SFAS No.133"). SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction. At the time of issuance SFAS No. 133 was to be effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 1999. Subsequently the effective date of the standard was delayed until fiscal years beginning after June 15, 2000. The adoption of the standard is not expected to have a material effect on the Company's financial conditions or results of operations.

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




FASTCOMM COMMUNICATIONS CORPORATION                     (Registrant)

Date: September 13, 2000                        By:      /s/ Peter C.Madsen
Peter C. Madsen                                     ---------------------------
President,  Chief Executive Officer
and Chairman of the Board of Directors
 (Principal Executive Officer)




Date: September 13, 2000                        By:     /s/ Mark H. Rafferty
Mark H. Rafferty                                    ---------------------------
Vice President, Chief Financial Officer
Treasurer,  Secretary and Director
(Principal Financial and Accounting Officer)