Form 10-Q/A
period 2000-07-29
FASTCOMM COMMUNICATIONS CORP
filed 2000-09-14
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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
                                                         ============       ============

     See accompanying notes to unaudited consolidated financial statements

                      FASTCOMM COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                  Fiscal quarter ended
                                                            -------------------------------
                                                             July 29              July 31
                                                               2000                 1999
                                                           -----------           ----------
Operating activities
    Net loss                                               $ (1,848,288)         $ (776,538)

  Adjustments to reconcile net loss to net cash used
      in operating activities:
    Depreciation and amortization                               936,657             155,100
    Provision for doubtful accounts                                (607)               (141)
    Provision for inventory obsolescense                         26,901                   -
    Non cash interest expense on debentures                      14,392              50,288
    Amortization of deferred investment advisory fee             90,129                   -
  Changes in assets and liabilities
    Accounts receivable                                        (519,188)           (171,888)
    Inventories                                                (777,143)            232,406
    Prepaid and other current assets                           (134,741)             17,584
    Accounts payable and accrued compensation                   762,110             145,09                  -
    Other current liabilities                                  (135,133)             44,895
                                                            -----------          ----------
    Net cash used in operating activities                      (1,584,911)            (303,198)
                                                            -----------          ----------

Investing activities
    Additions of property, plant and equipment                  (48,535)           (160,981)
    Increase in acquisition costs                              (101,905)                  -
                                                            -----------          ----------
    Net cash used by investing activities                      (150,440)           (160,981)
                                                            -----------          ----------

Financing activities
    Proceeds from the issuance of common stock                1,170,400           1,000,000
    Net proceeds from exercise of warrants and options          346,607             364,924
    Repayments on capital lease obligations                      (9,544)                  -
    Repayments on revolving line of credit and term loan       (219,517)                  -
    Increase in restricted cash                                 (37,900)                  -

                                                            -----------          ----------
    Net cash provided by financing activities                 1,250,046           1,364,924
                                                            -----------          ----------

Net increase (decrease) in cash and cash equivalents           (485,305)            900,745

Cash and cash equivalents, beginning of period                  548,136              90,727
                                                            -----------          ----------

Cash and cash equivalents, end of period                    $    62,831          $  991,472
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

FIRST FISCAL QUARTER OF  2001 COMPARED TO FIRST FISCAL QUARTER OF 2000

The Company used $1,585,000 in cash from operations during the quarter ended July 29, 2000. This compares unfavorably to $303,000 in cash used by operations during the corresponding quarter of the previous fiscal year. This $1,384,000 increase is primarily attributable to a $1,072,000 increase in the net loss for the quarter, increases in accounts receivable and inventory balances offset by decreased payments to vendors and an increase in non-cash expenditures, primarily goodwill amortization.

The Company purchased $48,000 in fixed assets and had additional acquisition costs of $102,000 during the current fiscal quarter.

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

Date: September 14, 2000                        By:      /s/ Peter C.Madsen
Peter C. Madsen                                     ---------------------------
President,  Chief Executive Officer
and Chairman of the Board of Directors
 (Principal Executive Officer)




Date: September 14, 2000                        By:     /s/ Mark H. Rafferty
Mark H. Rafferty                                    ---------------------------
Vice President, Chief Financial Officer
Treasurer,  Secretary and Director
(Principal Financial and Accounting Officer)