Form 10-Q
period 2000-10-28
FASTCOMM COMMUNICATIONS CORP
filed 2000-12-12
CIK 828529

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       October 28, 2000          .
                              ---------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transaction period from                         to
                               ------------------------

-----------------------------

Commission file number        0-17168       .
                      ----------------------

                     FASTCOMM COMMUNICATIONS CORPORATION
                     -----------------------------------
            (Exact name of registrant as specified in its charter)


           Virginia                                  54-1289115
-------------------------------------    -------------------------------
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
                                                    ----       ---

As of December 5, 2000, there were 26,458,321 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

No exhibits are filed with this report, which consists of 16 consecutively numbered pages.

                     FASTCOMM COMMUNICATIONS CORPORATION

                                  FORM 10-Q

                              TABLE OF CONTENTS









PART I         FINANCIAL INFORMATION                                                          Page No.
                                                                                              --------
      Item 1.  Financial Statements

               Consolidated Statements of Operations
               Fiscal quarter and two fiscal quarters ended
               October 28, 2000 and October 30, 1999................................................3

               Consolidated Balance Sheets
               October 28, 2000 and April 30, 2000..................................................4

               Consolidated Statements of Cash Flows
               Two fiscal quarters ended
               October 28, 2000 and October 30, 1999................................................5

               Summary of Accounting Policies.......................................................6

               Notes to Consolidated Financial Statements.........................................7-9

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations....................................10-14


PART II        OTHER INFORMATION

      Item 1.  Legal Proceedings...................................................................15


SIGNATURES.........................................................................................16



                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     FASTCOMM COMMUNICATIONS CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                   (unaudited)

                                                        Fiscal quarter ended          Two fiscal quarters ended
                                                   -------------------------------   -----------------------------
                                                    October 28,      October 30,     October 28,     October 30,
                                                       2000              1999            2000            1999
                                                   --------------    -------------   -------------   -------------
Revenue                                              $ 4,200,675      $ 1,568,651     $ 7,848,608     $ 3,316,108

Expenses
       Cost of sales                                   1,463,163          837,072       2,863,346       1,616,747
       Selling, general and administrative             1,723,887        1,048,709       3,492,790       2,028,903
       Research and development                        1,493,615          702,623       2,805,038       1,284,200
       Depreciation and amortization                   1,019,171          172,680       1,955,828         327,780
                                                   --------------    -------------   -------------   -------------
Loss from operations                                  (1,499,161)      (1,192,433)     (3,268,394)     (1,941,522)

Other income (expense)
       Other income                                      100,263                -         101,986          23,489
       Interest income                                     5,258                -          12,038           1,958
       Interest expense                                 (100,369)         (61,279)       (187,927)       (114,175)
                                                   --------------    -------------   -------------   -------------

Net loss                                            $ (1,494,009)    $ (1,253,712)   $ (3,342,297)   $ (2,030,250)
                                                   ==============    =============   =============   =============



Basic and diluted loss per share                          ($0.06)          ($0.07)         ($0.13)         ($0.12)


Weighted average number of shares                     26,416,001       17,684,880      26,221,596      17,152,644





    See accompanying notes to unaudited consolidated financial statements

                     FASTCOMM COMMUNICATIONS CORPORATION
                         CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                             October 28,           April 30,
                                                                2000                 2000
                                                            --------------       --------------
                                                             (unaudited)
Current assets
     Cash and cash equivalents                               $    249,400         $    548,136
     Restricted cash                                              392,123              321,723
     Accounts receivable, net                                   4,703,056            2,949,727
     Inventories, net                                           3,669,775            2,405,747
     Prepaid and other                                            379,761              168,131
                                                            --------------       --------------
                                                                9,394,115            6,393,464


Property and equipment, net                                     1,444,140            1,690,011
Deferred investment advisory fee                                  300,430              480,688
Goodwill, net                                                  10,752,633           12,547,854
Other assets                                                       88,394               87,215
                                                            --------------       --------------
                                                             $ 21,979,712         $ 21,199,232
                                                            ==============       ==============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current portion of notes payable                        $  1,000,000         $  1,000,000
     Revolving line of credit and term loan                       694,393            1,268,319
     Current portion of capital lease obligations                   4,977               11,281
     Accounts payable                                           2,855,576            2,583,161
     Accrued compensation                                         679,512              363,109
     Deferred revenue                                                   -              322,801
     Other current liabilities                                    879,525            1,109,202
                                                            --------------       --------------
                                                                6,113,983            6,657,873

Convertible debentures                                            767,602              767,602
Capital lease obligations                                               -                3,543
                                                            --------------       --------------
                                                                6,881,585            7,429,018
                                                            --------------       --------------

Shareholders' equity
     Common stock, $.01 par value,                                264,228              255,784
     (50,000,000 shares authorized; 26,422,869 and
     25,578,472 issued and outstanding)
     Additional paid in capital                                48,053,023           43,391,257
     Accumulated deficit                                      (33,219,124)         (29,876,827)
                                                            --------------       --------------
     Total shareholders' equity                                15,098,127           13,770,214

                                                            --------------       --------------
                                                             $ 21,979,712         $ 21,199,232
                                                            ==============       ==============







    See accompanying notes to unaudited consolidated financial statements

                     FASTCOMM COMMUNICATIONS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (unaudited)

                                                                Two fiscal quarters ended
                                                             -------------------------------
                                                              October 28,      October 30,
                                                                  2000            1999
                                                             -------------     -------------
Operating activities
    Net loss                                                  $ (3,342,297)    $ (2,030,250)

  Adjustments to reconcile net loss to net cash used
        in operating activities:
    Depreciation and amortization                                1,955,828          327,780
    Provision for doubtful accounts                                (11,713)          (8,596)
    Provision for inventory obsolescense                           198,661          150,000
    Non cash interest expense on debentures                         28,785          123,757
    Amortization of deferred financing costs                             -           12,671
    Amortization of deferred investment advisory fee               180,258                -
  Changes in assets and liabilities
    Accounts receivable                                         (1,741,616)        (320,963)
    Inventories                                                 (1,462,689)         159,369
    Prepaid and other current assets                              (211,630)          26,413
    Other assets                                                    (1,179)            (461)
    Accounts payable and accrued compensation                      647,657          220,600
    Other current liabilities                                     (258,462)         281,964

                                                             -------------     -------------
    Net cash used in operating activities                       (4,018,397)      (1,057,716)
                                                             -------------     -------------


Investing activities
    Additions of property, plant and equipment                    (127,892)        (388,260)
    Increase in acquisition costs                                 (109,645)               -

                                                             -------------
    Net cash used in investing activities                         (237,537)        (388,260)
                                                             -------------     -------------


Financing activities
    Net proceeds from the issuance of common stock               1,170,400        1,000,000
    Net proceeds from the issuance of prepaid warrants           3,079,450                -
    Net proceeds from exercise of warrants and options             361,521          398,274
    Repayments on capital lease obligations                         (9,847)               -
    Repayments on revolving line of credit and term loan          (573,926)               -
    Increase in restricted cash                                    (70,400)               -

                                                             -------------     -------------
    Net cash provided by financing activities                    3,957,198        1,398,274
                                                             -------------     -------------

Net decrease in cash and cash equivalents                         (298,736)         (47,702)


Cash and cash equivalents, beginning of period                     548,136           90,727
                                                             -------------     -------------


Cash and cash equivalents, end of period                      $    249,400      $    43,025
                                                             =============     =============









    See accompanying notes to unaudited consolidated financial statements

                     FastComm Communications Corporation
                        Summary of Accounting Policies





USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets and evaluation of the impairment of goodwill. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of October 28, 2000, the estimates used in the financial statements are adequate based on the information currently available.

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

RECENT ACCOUNTING PRONOUNCEMENT
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters beginning on January 1, 2001 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133will have no impact on its financial position or results of operations.

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"),"Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan,
(c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that adoption of FIN 44 will not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

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

The Company's fiscal year ends on April 30. For interim reporting purposes the interim fiscal quarters are closed on the first weekend following the calendar quarter end date, unless the quarter end date falls on a weekend, in which case such weekend is used as the interim fiscal quarter end. The Company deviated from this policy in the current fiscal quarter to facilitate comparability. The quarter ended October 28, 2000 and the quarter ended October 30, 1999 each consisted of 91 calendar days.

2.    EARNINGS (LOSS) PER SHARE
Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. For the quarters presented, the earnings per share calculation does not include common share equivalents in that the inclusion of such equivalents would be antidilutive.

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




                                            Three months ended    Six months ended
                                             October 30, 1999     October 30, 1999
                                            --------------------------------------
Revenue                                      $     3,411,651    $        7,002,108
Net loss                                     $    (1,878,560)   $       (3,364,153)
Basic and diluted loss per common share      $         (0.70)   $            (0.13)


4.    INVENTORIES
Inventories are valued at the lower of cost or market and consist of the following:



                                October 28,     April 30,
                                   2000            2000
                               -----------------------------
Production materials            $  1,906,211   $  1,267,371
Work in process                      844,640        240,408
Finished goods                       918,924        897,968
                               --------------  -------------
                                $  3,669,775   $  2,405,747
                               ==============  =============

5.    LONG TERM DEBT
In connection with the acquisition of Cronus, the Company assumed liabilities under a revolving line of credit and term loan agreement with LaSalle National Bank. Under the revolving line of credit the Company could borrow up to the lesser of $3,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory, as defined in the agreement. The revolving line of credit bears interest at the bank's prime rate of interest plus 1.0% and was scheduled to mature on May 1, 2001. Under the agreement, Cronus could issue letters of credit up to $250,000 in the aggregate. There are no outstanding letters of credit as of October 28, 2000. The term loan was payable in equal monthly principle payments of $9,875, bears interest at the bank's prime rate of interest plus 1.0% and was schedule to mature on May 1, 2001. In April 2000, the Company placed $250,000 in escrow to further collateralize the revolving line of credit and term loan. In July 2000, the bank informed the Company that the revolving line of credit and term loan would mature on September 30, 2000. The bank subsequently agreed to extend the line through December 31, 2000. Accordingly, this debt has been classified as a current liability. The Company is currently negotiating with another lender to refinance this debt. The Company expects to be able to refinance this debt within the timeframe established by the bank.

6.    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK
The fiscal quarter ended October 28, 2000 includes sales of $1,142,000 and $518,000, representing 27% and 12% of total revenues to two unrelated third parties. The six months ended October 28, 2000 include sales of $1,212,000, $1,142,000 and $1,090,000, representing 15%, 15% and 14% of total revenues to three unrelated third parties.

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

On September 8, 2000, the Company sold 3,500 units at $1,000 per unit to a group of accredited investors. Each unit consists of a prepaid common stock purchase warrant ("Prepaid Warrant") and an incentive warrant ("Incentive Warrant") to acquire additional shares of common stock in the Company. The Prepaid Warrant is convertible at the option of the holder into common stock at a conversion price equal to the lesser of $2.00 or the average of the five lowest closing bid prices for the ten trading day period prior to conversion. The prepaid warrant earns interest at a rate of 4% payable in common stock. The Incentive Warrants allow the holder to purchase one half of one share at a $2.50 per share. The Incentive Warrants have a five year term and are exercisable immediately. The Company recorded the proceeds from the issuance of the Prepaid Warrants as paid in capital. The interest earned on these warrants will be reflected as a dividend. The Company paid a placement fee of $350,000 plus other associated costs of $71,000 and issued to the placement agent warrants to purchase 438,000 shares of stock at an exercise price of $2.50 per share. The fee paid and the fair value of the warrants issued will be recorded as a reduction in paid in capital. The placement agent for this transaction was The Zanett Securities Corporation.

The Company received $362,000 from the exercise of common stock options and warrants during the six months ended October 28, 2000.

9.    STOCK OPTIONS
The Company has both qualified and non-qualified stock option plans (the "Plans") under which options to purchase up to 2,260,000 shares of common stock may be granted to officers, directors and other key employees of the Company.

The exercise price of each option may not be less than 100% of the fair market value of the stock on the date of grant for incentive stock options or 85% of such fair market value for non-qualified stock options, as determined by the Board. Generally, options vest over a three year period and expire five years from the date of grant and, in most cases, upon termination of employment. The following table relates to options granted, exercised and cancelled during the six month period ended October 28, 2000:



                                      Number of
                                        Shares        Price per share
                                   -------------    -----------------------
Outstanding at April 30, 2000        2,975,501       $  0.25  to  $  15.63
Granted during the period              970,805       $  2.03  to  $   3.50
Exercised during the period            (30,497)      $  0.46  to  $   2.50
Cancelled during the period           (251,546)      $  0.46  to  $   3.97
                                   -------------
Outstanding at July 29, 2000         3,664,263       $  0.25  to  $  15.63


The Company has adopted the disclosure-only provisions of SFAS-No. 123 "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. For SFAS No. 123 purposes, the weighted average fair value of each option granted during the quarter has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.4%, expected volatility of 100.0%, expected option life of 5 years and dividend payout rate of zero. Using these assumptions, the weighted average fair value of the stock options granted is $1.45 for the quarter ended October 28, 2000. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

If the Company had elected to recognize compensation cost based on the fair value at the grant dates for options issued under the plans described above, consistent with the method prescribed by SFAS No. 123, net loss applicable to common shareholders and loss per share would have been changed to the pro forma amounts indicated below:



                                                 Six months ended    Six months ended
Net loss applicable to common shareholders:      October 28, 2000    October 30, 1999

              As reported                        $     (3,342,297)   $    (2,030,250)
              Proforma                           $     (4,169,072)   $    (2,852,790)


Basic and diluted loss per share


              As reported                        $          (0.13)   $         (0.12)
              Proforma                           $          (0.16)   $         (0.17)


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

The results of operations for the current fiscal quarter includes post-acquisition revenue and expenses generated by Cronus. The results of operations for the quarter ended October 30, 1999, do not include such revenue and expense items. To facilitate comparability, the analysis of revenue and expense items includes information presented on a proforma basis assuming the inclusion of Cronus revenues and expenses as if the acquisition occurred on May 1, 1999.

FUTURE PROSPECTS
The acquisition of Cronus allows FastComm to offer signaling gateways that bridge the gap between incompatible communications networks. These gateways enable seamless communication between in-band and out-of-band networks, or between out-of-band to out of band SS7 variants. Cronus has existing relationships and contracts with several large multi-national customers such as Nortel, Lucent and Siemens. Discussions with other large customers are ongoing. The Company believes that it is well positioned to capitalize on increasing international cross border traffic and the growing voice over packet market. The Company believes that through additional marketing and development efforts, Cronus product line sales could increase significantly in fiscal 2001.

Commercial shipments of the ChanlComm(R) 7790 product commenced in the first quarter of fiscal 2001. The Company anticipates that sales of the ChanlComm(R) 7790 product could begin generating additional revenues during the current fiscal year. The Company signed a three year agreement with Sumisho Electronics to supply the Japanese Data Center market with ChanlComm 7790 product. The Company believes that this agreement represents a major milestone for this product line.

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

On September 8, 2000, the Company sold 3,500 units at $1,000 per unit to a group of accredited investors. Each unit consists of a prepaid common stock purchase warrant ("Prepaid Warrant") and an incentive warrant ("Incentive Warrant") to acquire additional shares of common stock in the Company. The Prepaid Warrant is convertible at the option of the holder into common stock at a conversion price equal to the lesser of $2.00 or the average of the five lowest closing bid prices for the ten trading day period prior to conversion. The prepaid warrant earns interest at a rate of 4% payable in common stock. The Incentive Warrants allow the holder to purchase one half of one share at a $2.50 per share. The Incentive Warrants have a five year term and are exercisable immediately. The Company recorded the proceeds from the issuance of the Prepaid Warrants as paid in capital. The interest earned on these warrants will be reflected as a dividend. The Company paid a placement fee of $350,000 plus other associated costs totaling $71,000 and issued the placement agent warrants to purchase 438,000 shares of stock at price of $2.50 per share. The fee paid and the fair value of the warrants issued will be recorded as a reduction in paid in capital. The placement agent for this transaction was The Zanett Securities Corporation

RESULTS OF OPERATIONS

REVENUE

                   Fiscal quarter ended                Two fiscal quarters ended
              -------------------------------      ---------------------------------
                October 28,     October 30,          October 28,      October 30,
                   2000             1999                 2000             1999
              -------------     -------------      --------------    ---------------
               $4,200,675        $1,568,651          $7,848,608        $3,316,108




Total revenues increased $2,632,000, or 168%, compared with that of the corresponding quarter of the previous fiscal year. On a proforma basis, assuming the inclusion of Cronus sales, revenues totaled $3,412,000 for the quarter ended October 30, 1999. The $789,000 proforma increase is primarily attributable to an increase in unit sales of Cronus products ($1,528,000) offset by a decline in unit sales of integrated access products ($680,000).

On a fiscal year to date basis, total revenues increased $4,533,000, or 137% compared with that of the corresponding period of the previous fiscal year. On a proforma basis, revenues totaled $7,010,000 for the two fiscal quarters ended October 30, 1999. This $847,000 increase is primarily attributable to an increase in unit sales of Cronus products ($2,231,000) offset by a decline in unit sales of integrated access products and service revenue ($1,515,000).

The fiscal quarter ended October 28, 2000 includes sales of $1,142,000 and $518,000 representing 27% and 12% of total revenues to two unrelated third parties. The two fiscal quarters ended October 28, 2000 include sales of $1,212,000, $1,142,000 and $1,090,000 representing 15%, 15% and 14% of total revenues to three unrelated third parties.

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


COST OF GOODS SOLD AND GROSS MARGIN


                           Fiscal quarter ended             Two fiscal quarters ended
                      -----------------------------      ---------------------------------
                       October 28,      October 30,       October 28,       October 30,
                          2000             1999              2000                1999
                      --------------    -----------      --------------     --------------
Cost of sales          $  1,463,163      $ 837,072        $  2,863,346       $  1,616,747


Gross margin                    65%            47%                 64%                51%




Gross margin on product sales approximated 65% in the current fiscal quarter and 64% on a fiscal year to date basis. This compares favorably with the 47% and 51% recorded in the corresponding periods of the previous fiscal year. On a proforma basis, gross margins approximated 60% and 61% in the fiscal quarter and two fiscal quarters ended October 30, 1999.

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES




             Fiscal quarter ended                 Two fiscal quarters ended
          ---------------------------          -------------------------------
           October 28,   October 30,             October 28,      October 30,
              2000           1999                   2000              1999
          ------------   ------------          --------------     ------------
           $ 1,723,887    $ 1,048,709           $ 3,492,790        $ 2,028,903



Selling, general and administrative expenses increased $675,000, or 64%, when compared with that of the corresponding quarter in the previous fiscal year. On a proforma basis, assuming the inclusion of Cronus, selling, general and administrative expenses increased $20,000 or 1%.

Selling, general and administrative expenditures for the six months ended October 28, 2000 increased $1,464,000 or 72% when compared to the corresponding quarter of the previous fiscal year. On a proforma basis, such costs increased $154,000 or 5%. This increase is primarily attributable to the amortization of deferred investment advisory fees.

RESEARCH AND DEVELOPMENT EXPENSES

             Fiscal quarter ended                 Two fiscal quarters ended
          ---------------------------          -------------------------------
           October 28,   October 30,             October 28,      October 30,
              2000           1999                   2000              1999
          ------------   ------------          --------------     ------------
           $ 1,493,615    $   702,623           $ 2,805,038        $ 1,284,200


Research and development expenditures consist primarily of hardware and software engineering personnel expenses, subcontracting costs, equipment, prototypes and facilities. These expenses increased $791,000, or 113%, in the current quarter when compared with the corresponding quarter of the previous fiscal year. On a proforma basis, such costs increased $266,000 or 22%. This increase is primarily attributable to increased labor and material costs associated with the development of the Company's ChanlComm and signaling conversion product lines.

On a fiscal year to date basis, research and development expenditures increased $1,521,000 or 118%. On a proforma basis such costs increased $471,000 or 20%. This increase is primarily attributable to increased labor and material costs associated with the development of the Company's ChanlComm and signaling conversion product lines.


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

DEPRECIATION AND AMORTIZATION

             Fiscal quarter ended                 Two fiscal quarters ended
          ---------------------------          -------------------------------
           October 28,   October 30,             October 28,      October 30,
              2000           1999                   2000              1999
          ------------   ------------          --------------     ------------
           $ 1,019,171    $   172,680           $ 1,955,828        $   327,780


The increase in depreciation and amortization is primarily associated with the amortization of goodwill and depreciation of fixed assets associated with the acquisition of Cronus Technology, Inc. in March 2000. This goodwill is being amortized on a straight line basis over a four year period at a rate of approximately $750,000 per quarter.


LIQUIDITY AND CAPITAL RESOURCES

At October 28, 2000, the Company had $249,000 in cash. During the current fiscal quarter, working capital increased from $601,000 at July 29, 2000 to $3.3 million at October 28, 2000. At July 29, 2000, the Company had a current ratio of 1.5 to one.

JULY 2000 PRIVATE PLACEMENT
During the quarter ended July 29, 2000, the Company raised $1,170,000 through a private placement offering of securities to a group of accredited investors. Warrants to purchase common stock associated with this offering are exercisable for a period of one year after the closing date. These funds will be used for working capital purposes.

SEPTEMBER 2000 FINANCING
On September 8, 2000, the Company sold 3,500 units at $1,000 per unit to a group of accredited investors. Each unit consists of a prepaid common stock purchase warrant ("Prepaid Warrant") and an incentive warrant ("Incentive Warrant") to acquire additional shares of common stock in the Company. The Prepaid Warrant is convertible at the option of the holder into common stock at a conversion price equal to the lesser of $2.00 or the average of the lowest five closing bid prices for the ten trading day period prior to conversion. The prepaid warrant earns interest at a rate of 4% payable in common stock. The Incentive Warrants allow the holder to purchase one half of one share at a $2.50 per share. The Incentive Warrants have a five year term and are exercisable immediately. The Company paid a placement fee of $350,000 plus other associated costs totaling $71,000 and issued the placement agent warrants to purchase 438,000 shares of stock at price of $2.50 per share.

UNEXERCISED WARRANTS
At October 28, 2000, the Company has warrants outstanding which, if exercised, could generate a maximum of $10,574,000 in additional cash. The Company can give no assurance as to whether any warrants will be exercised, nor to the amount of cash that will be generated, if any of these securities are exercised.

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

REVOLVING LINE OF CREDIT
In connection with the acquisition of Cronus, the Company assumed liabilities under a revolving line of credit and term loan agreement with LaSalle National Bank. Under the revolving line of credit the Company could borrow up to the lesser of $3,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory, as defined in the agreement. The revolving line of credit bears interest at the bank's prime rate of interest plus 1.0% and was scheduled to mature on May 1, 2001. Under the agreement, Cronus could issue letters of credit up to $250,000 in the aggregate. There are no outstanding letters of credit as of October 28, 2000. The term loan was payable in equal monthly principle payments of $9,875, bears interest at the bank's prime rate of interest plus 1.0% and was schedule to mature on May 1, 2001. In April 2000, the Company placed $250,000 in escrow to further collateralize the revolving line of credit and term loan. In July 2000, the bank informed the Company that the revolving line of credit and term loan would mature on September 30, 2000. On September 12, 2000, the bank agreed to a further extension until December 31, 2000. Accordingly, this debt has been classified as a current liability. The Company is currently negotiating with currently negotiating with another lender to refinance this debt. The Company expects to be able to refinance this debt within the timeframe established by the bank.

In connection with the acquisition, the Company assumed $1,000,000 in debt to two individuals, which is subordinated in priority and payment to all senior debt referenced above. The Company is currently negotiating with the subordinated debt holders to extend this debt, which matured on December 10, 2000, to December 31, 2001.

SIX MONTHS OF FISCAL 2001 COMPARED TO SIX MONTHS OF FISCAL 2000
The Company used $4,018,000 in cash from operations during the six months ended October 28, 2000. This compares unfavorably to $1,058,000 in cash used in operations during the corresponding period of the previous fiscal year. This $2,960,000 increase is primarily attributable to an increase in the net loss for the period, increases in accounts receivable and inventory balances offset by increased non-cash expenditures, primarily goodwill amortization.

The Company purchased $128,000 in fixed assets and had additional acquisition costs of $110,000 during the period.

Cash provided by financing activities is primarily attributable to $3,079,000 in net proceeds received from the private placement of prepaid warrants and $1,170,000 in net proceeds received from the issuance of common stock offset by repayments on the revolving line of credit.

The Company believes that current levels of cash plus proceeds plus cash flow from operations will be sufficient to meet its working capital requirements for the next twelve months.

INCOME TAXES
The Company has estimated its annual effective tax rate at 0% due to uncertainty over the level of earnings in fiscal year 2001. Also, the Company has net operating loss carryforwards for income tax reporting purposes for which no income tax benefit has been recorded due to uncertainty over generation of future taxable income.

RECENT ACCOUNTING PRONOUNCEMENT
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters beginning on January 1, 2001 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133will have no impact on its financial position or results of operations.

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"),"Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan,
(c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that adoption of FIN 44 will not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

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

PART II.  OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

In November 2000, a supplier of circuit boards filed suit against the Company in a New York State Court seeking $134,000 in damages for goods sold and delivered. The Company disputed these charges at the time of delivery and continues to do so. The parties are actively working to settle this matter.

Another supplier has asserted claims for $111,000 for goods sold and delivered and $270,000 for goods manufactured but not yet delivered. The Company expects to pay all undisputed claims, less applicable charges in the normal course.

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


FASTCOMM COMMUNICATIONS CORPORATION
                                                     (Registrant)






                                                            /s/ Peter C. Madsen
Date: December 12, 2000                              By: ___________________________
Peter C. Madsen
President,  Chief Executive Officer
and Chairman of the Board of Directors
 (Principal Executive Officer)






                                                             /s/ Mark H. Rafferty
Date: December 12, 2000                              By: ___________________________
Mark H. Rafferty
Vice President, Chief Financial Officer
Treasurer,  Secretary and Director
(Principal Financial and Accounting Officer)
