Form 10-Q
period 2001-01-27
FASTCOMM COMMUNICATIONS CORP
filed 2001-03-13
CIK 828529

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

        (Mark One)

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended       January 27, 2001          .
                                       --------------------------------

                                      OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the transaction period from                          to
                                        --------------------------

         -----------------------------------


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

        As of February 5, 2001, there were 26,504,665 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

        No exhibits are filed with this report, which consists of 17 consecutively numbered pages.

                     FASTCOMM COMMUNICATIONS CORPORATION

                                  FORM 10-Q

                              TABLE OF CONTENTS










PART I         FINANCIAL                                                                               Page No.
                                                                                                       --------
INFORMATION


       Item 1. Financial Statements

               Consolidated Statements of Operations Fiscal quarter and three fiscal quarters ended January 27, 2001 and January 29, 2000 ............................... 3

               Consolidated Balance Sheets
               January 27, 2001 and April 30, 2000.........................................................4

               Consolidated Statements of Cash Flows Three fiscal quarters ended
               January 27, 2001 and January 29, 2000.......................................................5

               Summary of Accounting Policies............................................................6-7

               Notes to Consolidated Financial Statements ..............................................8-10

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........................................11-15


PART II        OTHER INFORMATION

       Item 1. Legal Proceedings..........................................................................16


SIGNATURES................................................................................................17

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     FASTCOMM COMMUNICATIONS CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (unaudited)

                                                       Fiscal quarter ended          Three fiscal quarters ended
                                                   ------------------------------    ----------------------------
                                                    January 27,      January 29,     January 27,     January 29,
                                                       2001             2000             2001           2000
                                                   --------------    ------------    -------------   ------------
Revenue                                             $  1,842,651     $ 1,175,418      $ 9,691,259    $ 4,491,526

Expenses
       Cost of sales                                     889,203         675,377        3,752,549      2,292,124
       Selling, general and administrative             1,813,793       1,080,229        5,306,583      3,109,132
       Research and development                        1,481,843         657,943        4,286,881      1,942,143
       Depreciation and amortization                     963,418         161,554        2,919,246        489,334
                                                   --------------    ------------    -------------   ------------
Loss from operations                                  (3,305,606)     (1,399,685)      (6,574,000)    (3,341,207)

Other income (expense)
       Other income                                       28,700               -          130,686         23,489
       Interest income                                    11,690          12,802           23,728         14,760
       Interest expense                                  (76,637)        (50,943)        (264,564)      (165,118)
                                                   --------------    ------------    -------------   ------------

Net loss                                            $ (3,341,853)    $(1,437,826)     $(6,684,150)   $ (3,468,076)
                                                   ==============    ============    =============   ============



Basic and diluted loss per share                          ($0.13)         ($0.07)          ($0.25)        ($0.19)


Weighted average number of shares                     26,442,772      19,672,845       26,288,946     17,989,645



     See accompanying notes to unaudited consolidated financial statements

                     FASTCOMM COMMUNICATIONS CORPORATION
                         CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                    January 27,           April 30,
                                                       2001                  2000
                                                   --------------        -------------
                                                    (unaudited)
Current assets
     Cash and cash equivalents                      $          -         $    548,136
     Restricted cash                                     550,981              321,723
     Accounts receivable, net                          2,888,101            2,949,727
     Inventories, net                                  4,052,496            2,405,747
     Prepaid and other                                   347,581              168,131
                                                   --------------        -------------
                                                       7,839,159            6,393,464


Property and equipment, net                            1,314,375            1,690,011
Deferred investment advisory fee                         210,301              480,688
Goodwill, net                                          9,878,611           12,547,854
Other assets                                              56,640               87,215
                                                   --------------        -------------
                                                    $ 19,299,086         $ 21,199,232
                                                   ==============        =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current portion of notes payable               $  1,000,000         $  1,000,000
     Revolving line of credit and term loan              999,999            1,268,319
     Current portion of capital lease obligations          3,521               11,281
     Checks issued against future deposits               212,125                    -
     Accounts payable                                  2,948,993            2,583,161
     Accrued compensation                                583,529              363,109
     Deferred revenue                                          -              322,801
     Other current liabilities                         1,036,770            1,109,202
                                                   --------------        -------------
                                                       6,784,937            6,657,873

Convertible debentures                                   732,643              767,602
Capital lease obligations                                      -                3,543
                                                   --------------        -------------
                                                       7,517,580            7,429,018
                                                   --------------        -------------

Shareholders' equity
     Common stock, $.01 par value,                       265,047              255,784
     (50,000,000 shares authorized; 26,504,665 and
     25,578,472 issued and outstanding)
     Additional paid in capital                       48,077,436           43,391,257
     Accumulated deficit                             (36,560,977)         (29,876,827)
                                                   --------------        -------------
     Total shareholders' equity                       11,781,506           13,770,214

                                                   --------------        -------------
                                                    $ 19,299,086         $ 21,199,232
                                                   ==============        =============







        See accompanying notes to unaudited consolidated financial statements

                     FASTCOMM COMMUNICATIONS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                 (unaudited)

                                                        Three fiscal quarters ended
                                                       -----------------------------
                                                       January 27,      January 29,
                                                           2001            2000
                                                       --------------   ------------
Operating activities
   Net loss                                            $ (6,684,150)    $ (3,468,076)



 Adjustments to reconcile net loss to net cash used
       in operating activities:
   Depreciation and amortization                          2,919,246          489,334
   Provision for doubtful accounts                           10,000          (14,369)
   Provision for inventory obsolescense                     200,000          191,084
   Non cash interest expense on debentures                   43,178          170,970
   Amortization of deferred financing costs                       -           12,671
   Amortization of deferred investment advisory fee         270,386              -
 Changes in assets and liabilities
   Accounts receivable                                       51,626         (473,900)
   Inventories                                           (1,846,749)         153,345
   Prepaid and other current assets                        (179,450)          91,864
   Other assets                                              30,575              -
   Accounts payable and accrued compensation                586,252          412,956
   Other current liabilities                                102,969         (241,903)

                                                       --------------   ------------
   Net cash used in operating activities                 (4,496,117)      (2,676,024)
                                                       --------------   ------------


Investing activities
   Additions of property, plant and equipment              (212,006)        (461,727)
   Increase in acquisition costs                             35,575              -

                                                       --------------
   Net cash used in investing activities                   (176,431)        (461,727)
                                                       --------------   ------------



Financing activities
   Net proceeds from the issuance of common stock         1,170,400        1,000,000
   Net proceeds from the issuance of prepaid warrants     3,079,450              -
   Net proceeds from exercise of warrants and options       383,443        3,847,051
   Repayments on capital lease obligations                  (11,303)             -
   Repayments on revolving line of credit and term loan    (268,320)             -
   Increase in restricted cash                             (229,258)             -

                                                       --------------   ------------
   Net cash provided by financing activities              4,124,412        4,847,051
                                                       --------------   ------------

Net decrease in cash and cash equivalents                  (548,136)       1,709,300


Cash and cash equivalents, beginning of period              548,136           90,727
                                                       --------------   ------------

Cash and cash equivalents, end of period               $          -     $  1,800,027
                                                       ==============   =============










    See accompanying notes to unaudited consolidated financial statements

                     FASTCOMM COMMUNICATIONS CORPORATION
                        SUMMARY OF ACCOUNTING POLICIES





USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets and evaluation of the impairment of goodwill. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of January 27, 2001, the estimates used in the financial statements are adequate based on the information currently available.

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

RECENT ACCOUNTING PRONOUNCEMENT
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the adoption of SFAS 133 had no impact on the financial position or results of operations.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting bulletin is effective for the fiscal year beginning May 1, 2001. The initial adoption of this guidance is not anticipated to have a material impact on the Company's results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

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

The Company's fiscal year ends on April 30. For interim reporting purposes the interim fiscal quarters are closed on the first weekend following the calendar quarter end date, unless the quarter end date falls on a weekend, in which case such weekend is used as the interim fiscal quarter end. The Company deviated from this policy in the current fiscal quarter to facilitate comparability. The quarter ended January 27, 2001 and the quarter ended January 29, 2000 each consisted of 91 calendar days.

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


                                          Three months ended        Nine months ended
                                           January 29, 2000         January 29, 2000
                                           -------------------------------------------
Revenue                                    $        3,018,418       $       10,020,526
Net loss                                   $       (2,104,075)      $       (5,468,228)
Basic and diluted loss per common share    $            (0.08)      $            (0.21)


4.      INVENTORIES
Inventories are valued at the lower of cost or market and consist of the following:


                            January 27,        April 30,
                              2001               2000
                          --------------------------------
Production materials      $  2,009,333       $   1,267,371
Work in process                855,485             240,408
Finished goods               1,187,678             897,747
                          -------------      -------------
                          $  4,052,496       $   2,405,747
                          =============      =============

5.      LONG TERM DEBT
In connection with the acquisition of Cronus, the Company assumed liabilities under a revolving line of credit and term loan agreement with LaSalle National Bank. Under the revolving line of credit the Company could borrow up to the lesser of $3,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory, as defined in the agreement. The revolving line of credit bears interest at the bank's prime rate of interest plus 1.0% and was scheduled to mature on May 1, 2001. Under the agreement, Cronus could issue letters of credit up to $250,000 in the aggregate. There are no outstanding letters of credit as of January 27, 2001. The term loan was payable in equal monthly principle payments of $9,875, bears interest at the bank's prime rate of interest plus 1.0% and was schedule to mature on May 1, 2001. In April 2000, the Company placed $250,000 in escrow to further collateralize the revolving line of credit and term loan. In July 2000, the bank informed the Company that the revolving line of credit and term loan would mature on September 30, 2000. The bank subsequently agreed to extend the line through June 29, 2001. Accordingly, this debt has been classified as a current liability.

On February 6, 2001, the Company entered into an accounts receivable financing agreement with Alliance Financial Capital, Inc. that replaced the revolving line of credit and term loan agreement with LaSalle National Bank. All debt associated with the LaSalle agreement was satisfied. Under the accounts receivable financing agreement, the Company can borrow up to the lesser of $3,000,000 or up to 85% of eligible accounts receivable, as defined in the agreement. The accounts receivable financing agreement bears interest at prime rate plus 1.0% plus an additional 1.5% per invoice funded. The term of this agreement is for twelve months with a minimum average daily account balance of $750,000.

6.      SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK
The fiscal quarter ended January 27, 2001 includes sales to five unrelated third parties each of which individually exceeded 10% of total revenues. The nine months ended January 27, 2001 include sales of $1,506,000, $1,142,000 and $1,090,000, representing 16%, 12% and 11% of total revenues to three unrelated third parties.

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

The Company received $383,443 from the exercise of common stock options and warrants during the nine months ended January 27, 2001.

9.      STOCK OPTIONS
The Company has both qualified and non-qualified stock option plans (the "Plans") under which options to purchase up to 2,260,000 shares of common stock may be granted to officers, directors and other key employees of the Company.

The exercise price of each option may not be less than 100% of the fair market value of the stock on the date of grant for incentive stock options or 85% of such fair market value for non-qualified stock options, as determined by the Board. Generally, options vest over a three year period and expire five years from the date of grant and, in most cases, upon termination of employment. The following table relates to options granted, exercised and cancelled during the nine month period ended January 27, 2001:



                                    Number of
                                      Shares            Price per share
                                  ------------     ------------------------
Outstanding at April 30, 2000        2,975,501     $   0.25    to   $  15.63
Granted during the period            1,186,305     $   0.91    to   $   3.50
Exercised during the period            (68,828)    $   0.46    to   $   2.50
Cancelled during the period           (295,880)    $   0.46    to   $   3.97
                                  ------------
Outstanding at January 27, 2001      3,797,098     $   0.25    to   $  15.63

The Company has adopted the disclosure-only provisions of SFAS-No. 123 "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. For SFAS No. 123 purposes, the weighted average fair value of each option granted during the quarter has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.4%, expected volatility of 100.0%, expected option life of 5 years and dividend payout rate of zero. Using these assumptions, the weighted average fair value of the stock options granted is $.62 for the quarter ended January 27, 2001. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

If the Company had elected to recognize compensation cost based on the fair value at the grant dates for options issued under the plans described above, consistent with the method prescribed by SFAS No. 123, net loss applicable to common shareholders and loss per share would have been changed to the pro forma amounts indicated below:




                                               Nine months ended    Nine months ended
Net loss applicable to common shareholders:     January 27, 2001    January 29, 2000

       As reported                             $     (6,684,150)    $     (3,468,076)
       Proforma                                $     (7,949,404)    $     (4,701,886)


Basic and diluted loss per share:


       As reported                             $          (0.25)    $          (0.19)
       Proforma                                $          (0.30)    $          (0.26)


On March 9, 2001, the Company's Board of Directors approved a reduction in the exercise price of all employee stock options to $0.51 per share. As a result of this reduction, the Company will incur non cash charges against future earnings based upon the market price of the Company's common stock. No such charges were required in the current accounting period.

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

The results of operations for the current fiscal quarter includes post-acquisition revenue and expenses generated by Cronus. The results of operations for the quarter and three fiscal quarters ended January 29, 2000 do not include such revenue and expense items. To facilitate comparability, the analysis of revenue and expense items includes information presented on a proforma basis assuming the inclusion of Cronus revenues and expenses as if the acquisition occurred on May 1, 1999.

FUTURE PROSPECTS
The Company continues to experience severe cash flow problems resulting from reduced sales and slow collections. In order to address this issue, the Company has taken or is planning to take the following actions, among others: (a) refinanced its senior debt with a new senior lender; (b) commenced accelerated collection efforts; (c) repriced existing options and warrants; (d) engaged an investment firm to provide the Company with strategies for addressing cash-flow and shareholder value issues; and (e) reduced overheads. In addition to the foregoing, the Company is considering either selling or recapitalizing certain portions of its business or licensing certain of its technologies.

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

On September 8, 2000, the Company sold 3,500 units at $1,000 per unit to a group of accredited investors. Each unit consists of a prepaid common stock purchase warrant ("Prepaid Warrant") and an incentive warrant ("Incentive Warrant") to acquire additional shares of common stock in the Company. The Prepaid Warrant is convertible at the option of the holder into common stock at a conversion price equal to the lesser of $2.00 or the average of the five lowest closing bid prices for the ten trading day period prior to conversion. The prepaid warrant earns interest at a rate of 4% payable in common stock. The Incentive Warrants allow the holder to purchase one half of one share at a $2.50 per share. The Incentive Warrants have a five year term and are exercisable immediately. The Company recorded the proceeds from the issuance of the Prepaid Warrants as paid in capital. The interest earned on these warrants will be reflected as a dividend. The Company paid a placement fee of $350,000 plus other associated costs totaling $71,000 and issued the placement agent warrants to purchase 438,000 shares of stock at price of $2.50 per share. The fee paid and the fair value of the warrants issued were recorded as a reduction in paid in capital. The placement agent for this transaction was The Zanett Securities Corporation

On February 27, 2001, the Company sold an additional 850 units at $1,000 per unit to the same investment group. The Prepaid Warrant is convertible at the option of the holder into common stock at a conversion price equal to the lesser of $.85 or the average of the lowest five closing bid prices for the ten trading day period prior to conversion. The prepaid warrant earns interest at a rate of 6% payable in common stock. The Incentive Warrants allow the holder to purchase one half of one share at a $1.0625 per share. The Incentive Warrants have a five year term and are exercisable immediately. The Company paid a placement fee of $85,000 plus other associated costs totaling $15,000 and issued the placement agent warrants to purchase 212,500 shares of stock at price of $1.0625 per share. The fee paid and the fair value of the warrants issued will be recorded as a reduction in paid in capital.


RESULTS OF OPERATIONS

REVENUE



                  Fiscal quarter ended           Three fiscal quarters ended
               --------------------------     ---------------------------------
                January 27,   January 29,      January 27,         January 29,
                   2001          2000             2001                2000
               ------------   -----------     -------------      --------------
                $1,842,651    $ 1,175,418      $ 9,691,259        $ 4,491,526



Total revenues increased $667,000, or 57%, compared with that of the corresponding quarter of the previous fiscal year. On a proforma basis, assuming the inclusion of Cronus sales, revenues totaled $3,022,000 for the quarter ended January 29, 2000. The $1,215,000 proforma decline is primarily attributable to decline in unit sales of Cronus products ($671,000) and a decline in unit sales of integrated access products ($382,000).

On a fiscal year to date basis, total revenues increased $5,200,000, or 116% compared with that of the corresponding period of the previous fiscal year. On a proforma basis, revenues totaled $10,033,000 for the three fiscal quarters ended January 29, 2000. This $341,000 decline is primarily attributable to an increase in unit sales of Cronus products ($1,561,000); an increase in unit sales of ChanlComm products ($123,000) offset by a decline in unit sales of integrated access devices ($1,452,000) and service revenue ($609,000).

The fiscal quarter ended January 27, 2001 includes sales to five unrelated third parties each of which individually exceeded 10% of total revenues. The nine months ended January 27, 2001 include sales of $1,506,000, $1,142,000 and $1,090,000, representing 16%, 12% and 11% of total revenues to three unrelated third parties.

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


COST OF GOODS SOLD AND GROSS MARGIN


                  Fiscal quarter ended           Three fiscal quarters ended
               --------------------------     ---------------------------------
                January 27,   January 29,      January 27,         January 29,
                   2001          2000             2001                2000
               ------------   -----------     -------------      --------------
Cost of sales   $   889,203    $  675,377      $  3,752,549       $   2,292,124


Gross margin            52%           43%               61%                 49%



Gross margin on product sales approximated 52% in the current fiscal quarter and 61% on a fiscal year to date basis. This compares favorably with the 43% and 49% recorded in the corresponding periods of the previous fiscal year. On a proforma basis, gross margins approximated 60% and 61% in the fiscal quarter and three fiscal quarters ended January 29, 2000.

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES


                Fiscal quarter ended           Three fiscal quarters ended
           ------------------------------    ------------------------------
             January 27,   January 29,         January 27,   January 29,
                2001          2000                2001          2000
           -------------   --------------    -------------   --------------
            $ 1,813,793     $ 1,080,229       $ 5,306,583     $ 3,109,132



Selling, general and administrative expenses increased $734,000, or 68%, when compared with that of the corresponding quarter in the previous fiscal year. On a proforma basis, assuming the inclusion of Cronus, selling, general and administrative expenses increased $79,000 or 5%.

Selling, general and administrative expenditures for the nine months ended January 27, 2001 increased $2,197,000 or 71% when compared to the corresponding quarter of the previous fiscal year. On a proforma basis, such costs increased $232,000 or 5%. This increase is primarily attributable to the amortization of deferred investment advisory fees.

RESEARCH AND DEVELOPMENT EXPENSES


                Fiscal quarter ended           Three fiscal quarters ended
           ------------------------------    ------------------------------
             January 27,   January 29,         January 27,   January 29,
                2001          2000                2001          2000
           -------------   --------------    -------------   --------------
            $ 1,481,843     $   657,943       $ 4,286,881     $ 1,942,143


Research and development expenditures consist primarily of hardware and software engineering personnel expenses, subcontracting costs, equipment, prototypes and facilities. These expenses increased $824,000, or 125%, in the current quarter when compared with the corresponding quarter of the previous fiscal year. On a proforma basis, such costs increased $299,000 or 25%. This increase is primarily attributable to increased labor and material costs associated with the development of the Company's ChanlComm and signaling conversion product lines.

On a fiscal year to date basis, research and development expenditures increased $2,345,000 or 121%. On a proforma basis such costs increased $770,000 or 22%. This increase is primarily attributable to increased labor and material costs associated with the development of the Company's ChanlComm and signaling conversion product lines.

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

DEPRECIATION AND AMORTIZATION



                Fiscal quarter ended           Three fiscal quarters ended
           ------------------------------    ------------------------------
             January 27,   January 29,         January 27,   January 29,
                2001          2000                2001          2000
           -------------   --------------    -------------   --------------
            $   963,418     $   161,554       $ 2,919,246     $   489,334


The increase in depreciation and amortization is primarily associated with the amortization of goodwill and depreciation of fixed assets associated with the acquisition of Cronus Technology, Inc. in March 2000. This goodwill is being amortized on a straight line basis over a four year period at a rate of approximately $750,000 per quarter.


LIQUIDITY AND CAPITAL RESOURCES

At October 28, 2000, the Company had a negative cash balance of $212,000. During the current fiscal quarter, working capital decreased from $3.3 million at October 28, 2000 to $1.1 million at January 27, 2001. At January 27, 2001, the Company had a current ratio of 1.2 to one.

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

FEBRUARY 2001 FINANCING
On February 27, 2001, the Company sold an additional 850 units at $1,000 per unit to the same investment group. The Prepaid Warrant is convertible at the option of the holder into common stock at a conversion price equal to the lesser of $.85 or the average of the lowest five closing bid prices for the ten trading day period prior to conversion. The prepaid warrant earns interest at a rate of 6% payable in common stock. The Incentive Warrants allow the holder to purchase one half of one share at a $1.0625 per share. The Incentive Warrants have a five year term and are exercisable immediately. The Company paid a placement fee of $85,000 plus other associated costs totaling $15,000 and issued the placement agent warrants to purchase 212,500 shares of stock at price of $1.0625 per share.

UNEXERCISED WARRANTS
At January 27, 2001, the Company has warrants outstanding which, if exercised, could generate a maximum of $10,574,000 in additional cash. On March 9, 2001, the Company's Board of Directors approved the repricing of all outstanding common stock warrants to $0.51 per share. This reduction in exercise price reduces the maximum cash which could be generated to $3,043,000. This repricing will remain in effect until March 30, 2001, after which the original exercise prices will apply. The Company can give no assurance as to whether any warrants will be exercised, nor to the amount of cash that will be generated, if any of these securities are exercised.

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

On February 6, 2001, the Company entered into an accounts receivable financing agreement with Alliance Financial Capital, Inc. that replaced the revolving line of credit and term loan agreement with LaSalle National Bank. All debt associated with the LaSalle agreement was satisfied. Under the accounts receivable financing agreement, the Company can borrow up to the lesser of $3,000,000 or 85% of eligible accounts receivable, as defined in the agreement. The accounts receivable financing agreement bears interest at prime rate plus 1.0% plus an additional 1.5% per invoice funded. The term of this agreement is for twelve months with a minimum average daily account balance of $750,000.

In connection with this acquisition, the Company assumed $1,000,000 in debt to two individuals, which is subordinated in priority and payment to all senior debt referenced above. This debt matured on December 10, 2000. The Company is currently in default on the repayment of this debt and the individuals have commenced a lawsuit against the Company. See Part 2, Item 1. Legal Proceedings.

NINE MONTHS OF FISCAL 2001 COMPARED TO NINE MONTHS OF FISCAL 2000
The Company used $4,496,000 in cash from operations during the nine months ended January 27, 2001. This compares unfavorably to $2,676,000 in cash used in operations during the corresponding period of the previous fiscal year. This $1,820,000 increase is primarily attributable to an increase in the net loss for the period, increases in inventory balances offset by pay-downs of current liabilities and increased non-cash expenditures, primarily goodwill amortization.

The Company purchased $212,000 in fixed assets during the period.

Cash provided by financing activities is primarily attributable to $3,079,000 in net proceeds received from the private placement of prepaid warrants and $1,170,000 in net proceeds received from the issuance of common stock offset by repayments on the revolving line of credit.

The Company continues to experience severe cash flow problems resulting from reduced sales and slow collections. In order to address this issue, the Company has taken on or is planning to take on the following actions, among others: (a) refinanced its senior debt with a new senior lender; (b) commenced accelerated collection efforts; (c) repriced existing options and warrants;
(d) engaged an investment firm to provide the Company with strategies for addressing cash-flow and shareholder value issues; and (e) reduced overheads. In addition to the foregoing, the Company is considering either selling or recapitalizing certain portions of its business or licensing certain of its technologies.

INCOME TAXES
The Company has estimated its annual effective tax rate at 0% due to uncertainty over the level of earnings in fiscal year 2001. Also, the Company has net operating loss carryforwards for income tax reporting purposes for which no income tax benefit has been recorded due to uncertainty over generation of future taxable income.

RECENT ACCOUNTING PRONOUNCEMENT
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the adoption of SFAS 133 had no impact on the financial position or results of operations.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting bulletin is effective for the fiscal year beginning May 1, 2001. The initial adoption of this guidance is not anticipated to have a material impact on the Company's results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

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

PART II.  OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

A supplier of parts for the Company's integrated access device product line has asserted claims for $111,000 for goods sold and delivered and $270,000 for goods manufactured but not yet delivered. The Company is actively working to settle this matter and expects to do so shortly.

Two other suppliers asserted claims against the Company seeking $134,000 and $112,000, respectively for circuit boards and other parts sold and delivered. While the Company disputed these charges at the time, both claims have been settled.

On January 29, 2001, two individuals holding subordinated senior notes totaling $1,000,000 commenced an action in the Circuit Court, Cook County, Illinois against the Company, Cronus, certain former principal shareholders of Cronus and a liquidating trust established by Cronus and its trustees seeking repayment of notes, together with accrued interest. The Company has filed a motion to dismiss the complaint on jurisdictional grounds. On March 6, 2001, the Circuit Court denied an application by the Plaintiffs seeking an injunction against the Defendants and other relief.

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




FASTCOMM COMMUNICATIONS CORPORATION

                                                       (Registrant)








                                                           /s/ Peter C. Madsen
Date: March 13, 2001                                 By:
Peter C. Madsen                                          ----------------------
President,  Chief Executive Officer
and Chairman of the Board of Directors
 (Principal Executive Officer)






                                                           /s/ Mark H. Rafferty
Date: March 13, 2001                                 By:
Mark H. Rafferty                                         ----------------------
Vice President, Chief Financial Officer
Treasurer,  Secretary and Director
(Principal Financial and Accounting Officer)