Form 10-K
period 2001-04-30
FASTCOMM COMMUNICATIONS CORP
filed 2001-07-30
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2001

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from               to
                                              -------------    -------------

                         Commission File Number: 0-17168

                       FASTCOMM COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         VIRGINIA                                           54-1289115
-----------------------------------------       --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)

     45472 HOLIDAY DRIVE
      DULLES, VIRGINIA                                       20166
-----------------------------------------       --------------------------------
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities a plan
confirmed by a court.   Yes   X       No
                            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, computed by reference to the last sale price of such shares as of the close of trading on July 26, 2001 was $11,153,302 (24,785,116 shares times $0.45). As of July 26, 2001, there were 29,066,624 shares of the Common Stock of the registrant outstanding.

Documents Incorporated By Reference: None

                       FASTCOMM COMMUNICATIONS CORPORATION

                                    FORM 10 K

                        FOR THE YEAR ENDED APRIL 30, 2001

                                TABLE OF CONTENTS

                                          PART I.                                          PAGE

Item 1.            Description of Business.                                                   3
Item 2.            Description of Properties.                                                10
Item 3.            Legal Proceedings.                                                        10
Item 4.            Submission of Matters to Vote of Security Holders.                        11

                                         PART II.                                          PAGE

Item 5.            Market for Registrant's Common Equity and Related Stockholder Matters.    12
Item 6.            Selected Financial Data.                                                  13
Item 7.            Management's Discussion and Analysis of Financial Condition and
                   Results of operations.                                                    14
Item 7A            Market Risk                                                               26
Item 8.            Financial Statements and Supplementary Data.                              27
Item 9.            Changes in and Disagreements with Accountants on Accounting               28
                   and Financial Disclosure

                                         PART III.                                         PAGE

Item 10.           Directors and Executive Officers of the Registrant.                       29
Item 11.           Executive Compensation.                                                   31
Item 12.           Security Ownership of Certain Beneficial Owners and Management.           34
Item 13.           Certain Relationships and Related Transactions.                           36


                                         PART IV.                                          PAGE

Item 14.           Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K.                                                                 37

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF AND MADE UNDER THE SAFE HARBOR PROVISIONS OF SECTION 27A OF THE SECURITIES ACT OF 1933 (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT"). FROM TIME TO TIME, WE MAY PUBLISH OR OTHERWISE MAKE AVAILABLE FORWARD-LOOKING STATEMENTS OF THIS NATURE. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING PLANS, OBJECTIVES, GOALS, STRATEGIES, FUTURE EVENTS OR PERFORMANCE, AND UNDERLYING ASSUMPTIONS AND OTHER STATEMENTS, WHICH ARE NOT HISTORICAL FACTS. THE WORDS "MAY", "COULD", "SHOULD", "WILL", "PROJECT", "INTEND", "CONTINUE", "BELIEVE", "ANTICIPATE", "ESTIMATE", "EXPECT", "PLAN", "INTEND" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. EXAMPLES OF FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING, AMONG OTHER MATTERS, OUR PLANS, INTENTIONS, BELIEFS AND EXPECTATIONS ABOUT THE FOLLOWING:

OUR FUTURE PROSPECTS, INCLUDING OUR REVENUES, INCOME, MARGINS, PROFITABILITY, CASH FLOW, LIQUIDITY, FINANCIAL CONDITION AND RESULTS OF OPERATIONS;

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


                                     PART I.

ITEM 1.   DESCRIPTION OF BUSINESS

INTRODUCTION

FastComm Communications Corporation (the "Company" or "FastComm") designs, develops and manufactures signaling protocol conversion products that bridge the gaps that exist between incompatible communications networks, integrated access devices that serve as advanced voice/data/video/data convergence routers for enterprise and carrier users and protocol converters specifically designed for Unisys environments. FastComm also provides advanced internet protocol (IP) and data solutions over Frame Relay as well as voice/data integrated access devices (IAD's) and data routers.

The Company's goal is to provide customers with leading edge technology and a cost-effective means of incorporating these technologies into existing or new networks. FastComm is positioning itself in the evolving converged networks with a customer base that includes domestic and international corporations, carriers, internet service providers, competitive local exchange carriers, State and Federal government agencies as well as other telecommunications manufacturers.

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

On March 31, 2000, the Company completed its acquisition of substantially all of the assets and certain liabilities of Cronus Technology, Inc., ("Cronus") a privately held Illinois corporation that designs, manufactures and sells signaling protocol conversion solutions to the telecommunications industry.

The Company's shares are quoted on the OTC Bulletin Board under the symbol FSCX.OB.

FASTCOMM'S PRODUCTS

FastComm's suite of products include:

SIGNALING GATEWAY PRODUCT FAMILY
The FastComm line of signaling gateways bridges the gap between incompatible communications networks, enabling seamless communication between in-band to in-band, in-band and out-of-band networks and out-of-band to out-of-band SS7, ISDN, and xGCP networks. There are 5 products in the signaling gateway product line:

- SIGNALPATH(TM) 230 (SP-230) is a 52 T1/E1 signaling gateway allowing communication between in-band and out-of-band networks or between networks supporting different out-of-band protocols. As a signaling gateway supporting multiple national SS7 and in-band variants, the SP-230 could extend the softswitch architecture to foreign markets immediately.
- SP-201 is a 4 T1/E1 variant of the SP-230.
- R2 ADAPTER is a new low cost signaling appliance designed to enable PABX and IP/PABX vendors to penetrate international markets where the need for protocol conversion is the greatest.
- TSC-100 is a 24 T1/E1 signaling gateway allowing communication between different variants of in-band signaling.
- MUX-100 is an analog to digital converter. Protocol conversion is an available option.

INTEGRATED ACCESS DEVICES (IAD'S) PRODUCT FAMILY
Integrated Access Devices aggregate multiple traffic types (i.e. voice/fax, IP, video, etc.) onto a single access port or circuit. The FastComm IADs consist of the following two products:

-METROLAN(TM) family of IADs is ideal for remote office/branch office environments. Supports up to 3 analog voice/fax ports, Ethernet, and up to 3 physical ports with extensive IP/legacy support.
-GLOBALSTACK(TM) is a modular IAD that complements the MetroLAN(TM) for medium to large and central site environments. Supports up to 60 compressed digital voice/fax channels or 6 voice interfaces, Ethernet and a variety of serial data interfaces (i.e. V.35, X.21, V.24, T1/FT1, E1/Nx64kbps, and/or 56/64kbps CSU/DSUs).

ROUTER/FRAD PRODUCT FAMILY
This product family is geared toward providing data routing capability for IP and legacy communications.

- QUICK II(TM) is an integrated router, protocol converter and terminal server all in one easy to manage compact chassis, for attaching Unisys Poll Select devices into IP networks. -MONOFRAD(TM) is a data router supporting a Network and a single User port. -RINGFRAD(TM) is a data router supporting a Token Ring, a Network port and up to 4 User ports.
-WEBROUTER(TM) is a compact, low cost Internet/Intranet router supporting Ethernet and a single Network port.
-ETHERFRAD(TM) is a family of integrated IP and legacy data routers supporting Ethernet, a Network port and up to 5 User ports.

SIGNALPATH 230
The SignalPath 230 (SP 230) is an advanced signaling protocol converter designed to solve signaling compatibility problems that exist between communications networks. Different types of communications protocols, both in-band and out-of-band, exist globally making communications between such networks impossible. The SP 230 breaks down the communications barriers presented by these different protocols and enables a seamless flow of signaling information across any network. The SP 230 can interface with switches and gateways provided by Cisco, Lucent, Nortel, Siemens, Ericsson, Alcatel and others. As a signaling gateway supporting multiple national SS7 and in-band variants, the SP-230 could extend the softswitch architecture to foreign markets immediately.

In May, 2001, FastComm announced the SignalPath Release 7 software which significantly increases performance and system availability in its SignalPath Signaling Gateway product line. Release 7 has more capacity and supports higher calling volumes which in turn means more revenues for carriers who use the Signaling Gateway product in their networks. This release lays the foundation for future products aimed at supporting large capacity switch vendors who are looking to replace entirely the circuit-switch technology used by incumbent telecom providers with packet network technologies.

R2 ADAPTER
In June 2001, the Company introduced the R2 Adapter, a small low cost signaling appliance designed for PABX and IP/PABX vendors, small carriers and specific application providers (such as video conferencing) who want to quickly penetrate international markets where signaling conversion is required. Using existing FastComm technology, the R2 Adapter is equipped to handle multiple country-specific R2 variants that are deployed throughout the world. The R2 Adapter architecture positions the product for future Internet Protocol (IP), R2 to ISDN signaling conversion and IP based PABX applications.

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

NEW PRODUCT DEVELOPMENT

The Company invests heavily in research and development and expects such investment to continue.

Recorded expenses for research and development have been as follows:

          Fiscal year 2001   $5,684,000            51%  of revenue
          Fiscal year 2000   $2,966,000            46%  of revenue
          Fiscal year 1999   $2,388,000            52%  of revenue

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

MARKETING AND SALES

DOMESTIC
The Company targets its signaling gateway products and its IAD product line to business customers and designs its products for volume sales through third party resellers such as network product and service dealers, systems integrators, telephone carriers and original equipment manufacturers. The Company has existing relationships and contracts with several large companies such as Nortel, Siemens, ECI. These resellers form a distribution channel for the Company and, in some instances, provide installation and maintenance support services.

During fiscal year 2001, sales to Nortel, Lucent and Ceicer accounted for 14%, 11% and 10% of total sales. During fiscal year 2000, sales to Amadeus, Pacific Access Technology, and Anicom accounted for 18%, 15% and 12% of total sales. During fiscal year 1999, sales to Alcatel Data Networks accounted for 28% of total sales.

There were no Government contracts during the fiscal year that were subject to renegotiation of profits or termination.

INTERNATIONAL
In the international marketplace, independent distributors represent the Company in more than 35 countries. These firms are most often locally owned and managed, which gives them an important presence in their markets. Terms of international distribution agreements are similar to domestic agreements and grant to the distributor similar stock adjustment/rotation and stock update rights. In most instances, payment terms are cash in advance or confirmed documentary letter of credit. In most cases, a distributor obtains non-exclusive rights to all FastComm products for a specific geographic area. In fiscal years 2001, 2000 and 1999, the Company had export sales to foreign customers totaling $2,213,000, $616,000 and $1,800,000, respectively. The majority of the sales were made in Latin America and Europe.

The Company's protocol library includes signaling variants for over 80 countries. Accordingly, the Company places significant emphasis on international selling opportunities. The Company employs an international sales force and has executed reseller contracts with distributors throughout the world. The Company is in discussions, of various stages, with other significant international customers as well as domestic customers who will purchase FastComm products for export. Since contracts have not yet been executed, no assurance can be made as to the outcome of these discussions.

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

The Company participates in industry trade shows in order to meet prospective customers, generate sales leads, communicate with the press, and to do market research. The Company exhibits under its own name and also takes opportunities to exhibit with its dealers and distributors who show FastComm products.

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

The primary competition for each of the Company's major products is as follows:

SIGNALING GATEWAY PRODUCT FAMILY: The Company believes that there is a distinct market for signaling gateways and that the SignalPath product family is well positioned to take advantage of this trend. Competitors include TEKELEC, Acculabs, Natural Microsystems, Performance Technologies and Telesoft Design Ltd. Although, Sun Microsystems and Hewlett Packard have SS7 interfaces, they focus on their server market without much emphasis on the multitude of international signaling variants.

The complexity and lack of interworking standards represent high barriers to entry. Accordingly, very few companies concentrate on this market. Those companies that have demonstrated development of signaling products have typically become acquisition targets of larger telecommunications companies.

INTEGRATED ACCESS DEVICES (IAD'S) PRODUCT FAMILY: Competition is extensive in this marketplace. The major competitor is Cisco Systems' 2520-2523, 3800 and other product lines.

ROUTER/FRAD PRODUCT FAMILY: The users of the Quick II product are those with older Unisys mainframe computers that were designed to communicate using the Poll/Select protocol on leased lines. Progress in computers and communications technologies will force these networks to a more modern transmission format, typically frame relay or Internet Protocol (IP). FastComm supports both migration strategies with the Quick II, which replaces the CP 2000. The Quick II is sold and supported by Unisys personnel as well as certain other FastComm resellers. The major competitor to this product family is Cisco Systems.

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

On November 24, 1998, the Company obtained a worldwide non-exclusive royalty bearing license from Alcatel Data Networks, Inc. ("Alcatel") to use and further develop Alcatel owned technology and intellectural property. The terms and conditions of this agreement call for a one-time fee of $50,000 payable in four equal installments plus royalty payments based on unit sales. The initial term of this agreement is twenty years and is renewable subject to negotiation of terms and conditions agreeable to both parties 30 days prior to its expiration.

Effective with the acquisition of Cronus, the Company assumed a perpetual software license agreement that was originally into between Cronus and Trillium Digital Systems, Inc. in July 1996. The terms and conditions of this agreement allow the Company to utilize Trillium source code and documentation for further development and subsequent resale to end-users. The Company is required to pay annual maintenance fees of $39,324.

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

Software related to the ISDN, X.25, voice compression and SNA interfaces is licensed to the Company and has been integrated into its IAD / router product line.

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

Most of the components used in the Company's manufacturing process are available from multiple sources. Single-source items are all from large vendors with stable histories of supplying material as needed. FastComm and its third party manufacturers have established strong relationships with key vendors to reduce the risk of significant shortages or delays relating to availability of materials. Shortages or delays in the supply of components could adversely affect the Company's ability to meet scheduled product shipments in any particular fiscal quarter, which could materially affect the Company's near term operating results. Management believes the loss of any supplier would not be materially detrimental to the Company's business in the long term.

EMPLOYEES

At July 5, 2001, the Company had 63 full-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its employee relations are satisfactory.

FUTURE PROSPECTS

RECENT FUNDING
In May 2001, the Company raised $3,000,000 through the sale of a 10% senior secured convertible debenture ("Debenture") to Wesley Clover Corporation. All or any portion of this Debenture may be converted into shares of common stock of the Company by dividing the aggregate principle amount converted together with all accrued but unpaid interest to the date of conversion by $0.446. The entire debenture plus accrued interest is due and payable in a single installment on June 8, 2006, unless sooner accelerated or converted into shares of common stock of the Company. In connection with this investment, the Company also issued warrants entitling Wesley Clover to purchase 3,363,229 shares of common stock of the Company for $0.5575 per share. The warrants expire on June 8, 2006 and may be called for redemption, by the Company, at such time as the bid price of the Company's shares of common stock remains above $1.12 for 30 consecutive trading days.

When and if exercised, the unexercised warrants associated with this offering and other prior offerings and agreements would generate a maximum of $13,000,000 in additional cash for the Company. The Company can give no assurance as to whether any warrants will be exercised, nor to the amount of cash that will be generated, if any of these securities are exercised. (See Item 7. Liquidity and Capital Resources)

SIGNALING OPPORTUNITIES
The Company is using the proceeds from this offering to develop new products and to add new features to its existing product line. In May 2001, FastComm announced the SignalPath Release 7 software which significantly increases performance and system availability in its SignalPath Signaling Gateway product line. Release 7 software has more capacity and supports higher calling volumes which in turn means more revenues for carriers who use the Signaling Gateway product in their networks. This release lays the foundation for future products aimed at supporting large capacity switch vendors who are looking to replace entirely the circuit-switch technology used by incumbent telecom providers with packet networks.

The competitive environment that exists in the telecommunications marketplace today dictates that the telecommunications carriers and Internet Service Providers must seek additional revenue sources. Voice over internet protocol
(VoIP) offers unparalleled scalability, flexibility and economy. For this reason, telecommunications carriers are reselling carrier grade IP telephony services purchased from business to business outsource providers. A problem exists in that the VoIP vendors are often limited in terms of supporting traditional signaling protocols. The Company's SignalPath 230 Signaling Gateway resolves this issue by providing a new level of interoperability with global networks that employ protocols not directly supported by the VoIP network. Worldwide, VoIP networks carried less than 1% of the number of calls made during calendar year 2000, however it has been estimated that 40% of large corporations have some sort of VoIP testing underway. Based on this market data, the Company believes that VoIP will continue to offer revenue opportunities in the future.

PABX OPPORTUNITIES
In June 2001, the Company introduced the R2 Adapter, a small low cost signaling appliance designed to enable PABX vendors to penetrate international markets where signaling conversion is required. Next generation IP based PABX's are software driven and far more flexible and cheaper to administer than traditional PABX's. According to an independent research report, the market for the IP based PABX's is significant and is expected to grow from $200 million today to $4 billion over the next four years. Currently, some PABX vendors, due to signaling incompatibilities, cannot sell IP based PABX's in parts of the world that employ an R2 signaling variant. The R2 Adapter resolves this incompatibility issue and opens large marketplaces that deploy R2, such as Latin America, the Middle East, Africa and parts of Southeast Asia, to these vendors. The IP/PABX vendors will generally sell one R2 Adapter for every IP based PABX sold. There is a very limited number of suppliers with competing products in the marketplace and accordingly, the Company anticipates significant future revenue from this product.

RESTRUCTURING
The Company commenced a broad restructuring aimed at achieving profitability and positive cash flow in its fiscal year 2002 by reducing costs and focusing on market opportunities which offer the greatest revenue potential.

The Company discontinued its ChanlComm product line that was designed by KG Data and closed its Connecticut facility. Until recently, the Company had been actively marketing the technology associated with this division. The Company has reduced its headcount from 103 to 63 fulltime employees and consolidated its two Virginia facilities into one. As a result of these and other cost saving activities, operating expenses have declined by approximately $1 million per quarter effective in the first quarter of fiscal year 2002. One time charges for these restructuring activities are reflected in the Company's operating results for its fourth fiscal quarter for the year ended April 30, 2001.

The Company anticipates that it will require additional funding to meet future working capital needs and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of convertible debt or equity, through investments made by strategic partners and through the exercise of in the money common stock warrants and options. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company.

There can be no assurance that the required increased sales and improved operating efficiencies necessary to return to profitability will materialize.

As part of a program to retain its employees, the Company adopted a program to re-price the options of its current employees. The Company also re-priced the options issued to its board of directors and to its chairman of the board. Under the program, the exercise price of current stock options was changed to $0.51 per share. Although each employee could elect not to participate in this program, the exercise price of approximately 2.5 million options was changed to the lower price. Under applicable accounting rules, the Company will have to account for future variations in the price of its common stock above $0.51 per share as compensation expense until the repriced options are either exercised, cancelled or expire. This calculation will be made each quarter based upon the performance of the Company's common stock in that quarter. Accordingly, operating results and earnings per share will be subjected to potentially significant fluctuations based upon changes in the market price of the Company's common stock. For the year ended April 30, 2001, operating results and earnings per share were not impacted by this repricing because the price of the common stock at April 30, 2001 was below $0.51 per share.


ITEM 2.    DESCRIPTION OF PROPERTIES

The Company's executive, administrative and marketing operations are located in a leased 17,000 square foot facility in Dulles, Virginia. Aggregate base rent and common charges for this facility approximated $293,000 for the fiscal year ended April 30, 2001. This lease expires April 30, 2003. The Company's research and development, technical support and manufacturing operations are located in a leased 17,250 square foot facility located in Chantilly Virginia. Aggregate base rent and common charges for this facility approximated $183,000 on an annual basis. This lease, which was assumed as part of the Company's acquisition of Cronus, expires on September 30, 2002. In June 2001, the Company vacated these premises and consolidated all its operations at the Dulles facility.

As part of the KG Data in acquisition in April 1999, the Company assumed a three year lease for a 3,700 square foot facility in Norwalk, Connecticut. Expenditures under this lease agreement approximated $49,000 for the fiscal year ended April 30, 2001. This lease expired on June 30, 2001. In fiscal 2001, the Company discontinued the ChanlComm product line that was designed by KG Data and accordingly did not renew this lease.

Management believes that its leased facilities adequately serve the Company's present needs.


ITEM 3.     LEGAL PROCEEDINGS


A supplier of parts for the Company's integrated access device product line has filed an action against the Company. The Plaintiff seeks $96,580.56 for goods and sold and delivered, $261,113.87 and $19,548.56 for goods allegedly manufactured but not yet delivered and $380,015 for parts allegedly ordered by Plaintiff to fulfill anticipated orders. The Company filed its answer to the complaint on June 15, 2001 and intends to vigorously defend this case.

On January 29, 2001, two individuals holding subordinated senior notes totaling $1,000,000 commenced an action in the Circuit Court, Cook County, Illinois against the Company, Cronus, certain former principal shareholders of

Cronus and a liquidating trust established by Cronus and its trustees seeking repayment of the notes, together with accrued interest. FastComm has filed an answer, motion to dismiss and counterclaim, which are pending. In connection with this lawsuit, two co-defendants have filed cross-claims for indemnification against the Company. The Company has denied liability for indemnification in the circumstances of the lawsuit.

The Company was recently sued in Federal District Court N.D. Illinois by Richard
L. Abrahams, as Trustee of the R.L.A. 1993 Trust (the "Trust"). The action is for an alleged breach of contract entered into by the Company and the Trust in March, 2000 in connection with the Cronus acquisition. The trust seeks a declaratory judgment stating that the Company must issue to it, approximately 628,000 shares of common stock, which it contends, are due under the agreement, together with unspecified damages and costs. The Company has yet to answer the complaint but intends to vigorously deny all allegations.

No other material legal proceeding to which the Company is party or to which the Company is subject is pending and no such proceeding is known by the Company to be contemplated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to June 9, 1998, FastComm shares of common stock were traded publicly on the NASDAQ National Market under the symbol FSCX. On June 9, 1998, the Company's shares of common stock were delisted from the National Market System. Effective June 16, 1998, the Company's shares of common stock have been quoted on the OTC Bulletin Board under the same symbol.

The following table sets forth the range of high and low closing bid prices or sales prices, as applicable, of the Company's shares of common stock for each fiscal quarter during the two most recent fiscal years, as furnished by NASDAQ. The bid prices represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.


                                                                      High         Low
                                                                      ----         ---

Fiscal Year Ended April 30, 2001:

            First Quarter.........................................   $3.56       $1.94
            Second Quarter........................................    2.91        1.34
            Third Quarter.........................................    2.19         .66
            Fourth Quarter .......................................     .84         .29



                                                                      High        Low
                                                                      ----        ---
Fiscal Year Ended April 30, 2000:

            First Quarter.........................................   $1.34       $.80
            Second Quarter .......................................    1.03        .69
            Third Quarter.........................................    6.06        .77
            Fourth Quarter .......................................    5.31       2.69



As of July 20, 2001, there were 414 registered holders of record of the common stock and the closing sales price on such date for the Common Stock as reported by NASDAQ was $0.22 per share.

DIVIDEND POLICY

The Company has not paid dividends on its common stock. The Company anticipates that it will retain all earnings to finance the operation and growth of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

The following sets forth certain selected financial data for the five fiscal years in the period ended April 30, 2001. The statement of operations data for the fiscal years ended April 30, 2001, 2000 and 1999 and the balance sheet data at April 30, 2001 and 2000 are derived from and are qualified by reference to the financial statements of the Company audited by BDO Seidman, LLP, the Company's independent certified public accountants, whose opinion contains an explanatory paragraph related to substantial doubt about the Company's ability to continue as a going concern and is included elsewhere, herein. The statement of operations data for the fiscal years ended April 30, 1998 and 1997 and the balance sheet data at April 30, 1999, 1998 and 1997 are derived from financial statements of the Company also audited by BDO Seidman, LLP, but not included in this Annual Report. The financial data should be read in conjunction with the financial statements and related notes and other financial information and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report.


                                                                       FISCAL YEAR ENDED APRIL 30,
                                              ---------------------------------------------------------------------------
                                                 2001                 2000          1999         1998           1997
                                                 ----                 ----          ----         ----           ----
STATEMENT OF OPERATIONS DATA:                                               ($000'S EXCEPT PER SHARE DATE)

   Total revenues                                $10,918               $6,415        $4,653        $8,907       $11,163

   Operating costs and expenses
      Costs of goods sold                          4,798                4,074         2,679         5,441         4,737
      Other operating expenses                    18,841                9,043         7,610        11,684         7,202
                                              ---------------------------------------------------------------------------
   Total operating costs and expenses             23,639               13,117        10,289        17,125        11,939
   Operating loss                                (12,721)              (6,702)       (5,636)       (8,218)         (776)

   Other income (expense), net                       (94)                (115)         (104)         (871)          181
   Reorganizational items, net                         -                    -          (643)            -             -

   Loss before extraordinary item                (12,815)              (6,817)       (6,383)       (9,089)         (595)

   Extraordinary gain                                  -                    -           833             -             -
                                              ---------------------------------------------------------------------------
   Net loss                                     ($12,815)             ($6,817)      ($5,550)      ($9,089)        ($595)
                                              ===========================================================================

   Basic and diluted loss before
      extraordinary item                          ($0.48)              ($0.35)       ($0.49)       ($0.87)       ($0.06)

   Extraordinary item                                  -                    -          0.06             -             -

   Basic and diluted loss per share               ($0.48)              ($0.35)       ($0.43)       ($0.87)       ($0.06)

   Weighted average number of shares
   outstanding during each period                 26,569               19,277        12,917        10,391         9,961

BALANCE SHEET DATA:

   Total assets                                  $14,222              $21,199        $5,581        $9,226       $12,622
   Total long term liabilities                      $733                 $771        $2,690        $1,205        $3,000
   Shareholders' equity                           $6,412              $13,770        $1,036        $3,246        $7,759

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

FUTURE PROSPECTS

RECENT FUNDING
In May 2001, the Company raised an additional $3,000,000 through the sale of a 10% senior secured convertible debenture to Wesley Clover Corporation. All or any portion of this Debenture may be converted into shares of common stock of the Company by dividing the aggregate principle amount converted together with all accrued but unpaid interest to the date of conversion by $0.446. The entire debenture plus accrued interest is due and payable in a single installment on June 8, 2006, unless sooner accelerated or converted into shares of common stock of the Company. In connection with this investment, the Company also issued warrants entitling Wesley Clover to purchase 3,363,229 shares of common stock of the Company for $0.5575 per share. The warrants expire on June 8, 2006 and may be called for redemption, by the Company, at such time as the bid price of the Company's shares of common stock remains above $1.12 for 30 consecutive trading days.

When and if exercised, the unexercised warrants associated with this offering and other prior offerings and agreements would generate a maximum of $13,000,000 in additional cash for the Company. The Company can give no assurance as to whether any warrants will be exercised, nor to the amount of cash that will be generated, if any of these securities are exercised. (See Item 7. Liquidity and Capital Resources)

SIGNALING OPPORTUNITIES
The Company is using the proceeds from this recent offering to develop new products and to add new features to its existing product line. In May, 2001, FastComm announced the SignalPath Release 7 software which significantly increases performance and system availability in its SignalPath Signaling Gateway product line. Release 7 software has more capacity and supports higher calling volumes which in turn means more revenues for carriers who use the Signaling Gateway product in their networks. This release lays the foundation for future products aimed at supporting large capacity switch vendors who are looking to replace entirely the circuit-switch technology used by incumbent telecom providers with packet networks.

The competitive environment that exists in the telecommunications marketplace today dictates that the telecommunications carriers and Internet Service Providers must seek additional revenue sources. Voice over I Internet protocol
(VoIP) offers unparalleled scalability, flexibility and economy. For this reason, telecommunications carriers are reselling carrier grade IP telephony services purchased from business to business outsource providers. A problem exists in that the VoIP vendors are often limited in terms of supporting traditional signaling protocols. The Company's SignalPath 230 Signaling Gateway resolves this issue by providing a new level of interoperability with global networks that employ protocols not directly supported by the VoIP network. Worldwide, VoIP networks carried less than 1% of the number of calls made during calendar year 2000, however it has been estimated that 40% of large corporations have some sort of VoIP testing underway. Based on this market data, the Company believes that VoIP will continue to offer revenue opportunities in the future.

PABX OPPORTUNITIES
In June 2001, the Company introduced the R2 Adapter, a small low cost signaling appliance designed to enable PABX vendors to penetrate international markets where signaling conversion is required. Next generation IP based PABX's are software driven and far more flexible and cheaper to administer than traditional PABX's. According to an independent research report, the market for the IP based PABX's is significant and is expected to grow from $200 million today to $4 billion over the next four years. Currently, some PABX vendors, due to signaling incompatibilities, cannot sell IP based PABX's in parts of the world that employ an R2 signaling variant. The R2 Adapter resolves this incompatibility issue and opens large marketplaces that deploy R2, such as Latin America, the Middle East, Africa and parts of Southeast Asia, to these vendors. The IP/PABX vendors will generally sell one R2 Adapter for every IP based PABX sold. There is a very limited number of suppliers with competing products in the marketplace and accordingly, the Company anticipates significant future revenue from this product.

RESTRUCTURING
The Company commenced a broad restructuring aimed at achieving profitability and positive cash flow in its fiscal year 2002 by reducing costs and focusing on market opportunities which offer the greatest revenue potential.

The Company discontinued the ChanlComm product line that was designed by KG Data and closed its Connecticut facility. Until recently, the Company had been actively marketing the technology associated with this division. The Company has reduced its headcount from 103 to 63 fulltime employees and consolidated its two Virginia facilities into one. As a result of these and other cost saving activities, quarterly operating expenses have declined by approximately
$1 million effective in the first quarter of fiscal year 2002. One time charges associated with these restructuring activities totaling $1,588,000 are reflected in the Company's operating results for its fourth fiscal quarter for the year ended April 30, 2001.

During the fiscal year ended April 30, 2001, the Company recorded $1,364,000 in costs associated with the discontinuance of its ChanlComm product line. These costs were as follows:

        Inventory writeoff                  $554,000
        Goodwill writeoff                    347,000
        Workforce reduction                  337,000
        Other                                126,000
                                           ---------
               Total                      $1,364,000

Also during the current fiscal year, the Company recorded $224,000 in costs associated with the consolidation of excess operating facilities. Such costs are primarily associated with a reserve for non-cancelable lease costs. Remaining cash expenditures relating to workforce reductions and termination of agreements will be substantially paid in the first and second quarters of fiscal 2002.

As part of a program to retain its employees, the Company adopted a program to re-price the options of its current employees. The Company also re-priced the options issued to its board of directors and to its chairman of the board. Under the program, the exercise price of current stock options was changed to $0.51 per share. Although each employee could elect not to participate in this program, the exercise price of approximately 2.5 million options was changed to the lower price. Under applicable accounting rules, the Company will have to account for future variations in the price of its common stock above $0.51 per share as compensation expense until the repriced options are either exercised, cancelled or expire. This calculation will be made each quarter based upon the performance of the Company's common stock in that quarter. Accordingly, operating results and earnings per share will be subjected to potentially significant fluctuations based upon changes in the market price of the Company's common stock. For the year ended April 30, 2001, operating results and earnings per share were not impacted by this repricing because the price of the common stock at April 30, 2001 was below $0.51 per share.

The Company anticipates that it will require additional funding to meet future working capital needs and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of convertible debt or equity, through investments made by strategic partners and through the exercise of in the money common stock warrants and options. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company.

There can be no assurance that the required increased sales and improved operating efficiencies necessary to return to profitability will materialize.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As explained in the succeeding paragraphs, the Company has sustained recurring operating losses and cash flow deficits in fiscal years 2001, 2000 and 1999. In addition, the Company must obtain funds from outside sources in fiscal year 2002 to successfully implement its business plan. Presently, the Company has no firm commitments from outside sources to provide these funds. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

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

The terms and conditions of the purchase and debt assumption agreements related to this transaction obligated the Company to issue additional common shares if the fair market value of the Company's common stock did not reach $7.30 prior to the one year anniversary date of these agreements. This target was not met. Accordingly, the Company issued an additional 2,035,730 shares and increased the goodwill associated with this transaction by $763,399.

The results of operations for the current fiscal year includes revenue and expenses generated by Cronus. The results of operations for the fiscal year ended April 30, 2000 include one months worth of such items. To facilitate comparability, the analysis of revenue and expense items includes information presented on a proforma basis assuming the inclusion of Cronus revenues and expenses as if the acquisition occurred on May 1, 1999.


RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage of revenues represented by certain items in the Company's consolidated statements of income.



                                                         FISCAL YEAR ENDED APRIL 30,
 STATEMENT OF OPERATIONS DATA:                         2001        2000         1999
                                                       ----        ----         ----

   Total revenues                                       100%         100%         100%

   Operating costs and expenses
      Costs of goods sold                                44%          64%          58%
      Selling, general and administrative                70%          78%         102%
      Research and development                           52%          46%          51%
      Restructuring costs                                15%            -            -
      Depreciation and amortization                      36%          16%          10%
                                                   -----------------------------------
                                                        217%         204%         221%
                                                   -----------------------------------

   Operating loss                                     (117%)       (104%)       (121%)

   Other income (expense), net                          (1%)         (2%)         (2%)

   Reorganizational items                                  -            -        (14%)
                                                   -----------------------------------

   Loss before extraordinary gain                     (118%)       (106%)       (137%)

   Extraordinary gain                                      -            -          18%
                                                   -----------------------------------

   Net loss                                           (118%)       (106%)       (119%)
                                                   ===================================





FISCAL 2001 COMPARED TO FISCAL 2000
Total revenues increased from $6,415,000 to $10,918,000 or by 70% during fiscal 2001 as compared to fiscal 2000. On a proforma basis, assuming the inclusion of Cronus sales, revenues totaled $12,932,000 for the fiscal year ended April 30, 2000. The $2,014,000 proforma decrease is primarily attributable to a decline in unit sales of voice and data access products ($1,792,000). The Company did not make any significant price adjustments during the current fiscal year.

During the fiscal year ended April 30, 2001, three customers accounted for 14%, 11% and 10% of total sales.

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

Gross margins, as a percentage of total revenues, increased from 36% to 56% during fiscal 2001 as compared to fiscal 2000. On a proforma basis, gross margins for both periods were 56%. During fiscal 2001, the Company wrote off, against its existing reserves $774,000 in inventory made obsolete by new product developments and the discontinuation of the ChanlComm product line. Accordingly, after this inventory writedown, the Company increased its reserve for inventory obsolescence by $774,000. The increase in the reserve adversely affected the fiscal year 2001 gross margin by approximately 7%. The Company's gross margin was positively impacted by sales of its signaling product lines which produce gross margins significantly greater than products offered by the Company in the previous fiscal year. As of April 30, 2001, the Company has recorded a $600,000 reserve for inventory obsolescence, which management believes is adequate.

The Company expects gross margins may be adversely affected by increases in material or labor costs, heightened price competition, increasing levels of services, higher inventory balances, inventory financing, introduction of new products for new high growth markets and changes in channels of distribution or in the mix of products sold. Management also believes that gross margins may be additionally impacted due to constraints relating to certain component shortages that may exist in the supply chain.

Selling, general and administrative expenses increased from $4,984,000 in fiscal 2000 to $7,662,000 in fiscal 2001. On a proforma basis, fiscal year 2000 selling, general and administrative expenses totaled $7,175,000. This 7% increase is primarily attributable to a $1.3 million increase in bad debt expense offset by reduced employee related costs associated with headcount reductions and reduced advertising and marketing expenses.

Research and development expenditures consist primarily of hardware and software engineering, personnel expenses, subcontracting costs and, to a lesser degree, equipment and facilities. Research and development expenses increased from $2,966,000 in fiscal 2000 to $5,684,000 in fiscal 2001. On a proforma basis research and developmemt expenses for fiscal 2000 totaled $4,786,000. This 19% proforma increase is primarily attributable to increased labor and material costs associated with new product development and new product prototypes. The markets for the Company's products are characterized by continuous technological change. Management believes that significant expenditures for research and development will continue to be required.

Depreciation and amortization expenses increased from $1,093,000 in fiscal 2000 to $3,907,000 in fiscal 2001. This increase is primarily attributable to the full year effect of the amortization of goodwill associated with the Cronus acquisition.

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

Gross margins, as a percentage of total revenues, decreased from 42% to 36% during fiscal 2000 as compared to fiscal 1999. During fiscal 2000, the Company wrote off, against its existing reserve, inventory made obsolete by new product developments, the acquisition of Cronus and a change in overall product focus. Accordingly, after the significant inventory writedown, the Company also increased its reserve for inventory obsolescence by $815,000. The increase in the reserve reduced gross margin by approximately 13%. The Company's gross margin was positively impacted by the introduction of the GlobalStack and MetroLan product lines.

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

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2001, the Company used approximately $5,244,000 in cash to fund its operating activities. The increase in the amount of cash used in operations is primarily due to the $6,000,000 increase in the net loss that was partially offset by non-cash expenses, primarily depreciation, amortization, inventory write-offs, impairment of goodwill and adjustments to inventory and receivable valuation accounts. Accounts receivable and other current assets declined by $698,000 while accounts payable and other current assets increased $1,535,000 providing additional liquidity.

Accounts receivable decreased $393,000 during fiscal year 2001. Globally, telecommunications equipment vendors and resellers have experienced a significant decline in the demand for their products over the past nine month period. As a result of this slowdown in demand, the Company encountered significant difficulties in collecting accounts receivable from certain resellers of its products. At the end of the third quarter of fiscal 2001, the Company evaluated the collectability of its accounts receivable based on information available at the time. The Company increased its collection efforts in the fourth quarter, however, such efforts proved unsuccessful. Accordingly, the Company increased its allowance for doubtful accounts to $1.4 million at April 30, 2001, which management believes is adequate.

Inventory levels increased $354,000 during fiscal year 2001. Inventory increased due to a buildup of inventory in anticipation of demand that did not materialize in the second half of fiscal 2001. The Company wrote off, against its existing reserve, inventory $773,000 in product made obsolete by new product developments and a change in overall product focus. The Company has a $600,000 reserve for inventory obsolescence, which management believes is adequate.

At April 30, 2001, the Company had a cash balance of $69,000, a working capital deficit of $2.4 million and a current ratio of 0.66 to 1. All of the Company's assets are collateralized under the accounts receivable financing agreement with Alliance Financial Capital, Inc. ( See Item 7. Cash Requirements)

FISCAL 2001 COMPARED TO FISCAL 2000
Cash used in operating activities increased from $4,568,000 in fiscal 2000 to $5,244,000 in fiscal 2001. The $676,000 increase in cash used in operating activities is primarily attributable to the 5,998,000 increase in the net loss for the current fiscal year offset by a $5,158,000 net increase in other non cash expenses, primarily depreciation and amortization accounts, asset valuation accounts and by changes in working capital items in fiscal 2001 compared to fiscal 2000. Such changes include a $1,249,000 decrease in cash used to fund accounts receivable, a $2,570,000 increase in cash invested in inventory and a $1,361,000 increase in current liability balances.

Cash used by investing activities totaled $190,000 in fiscal 2001 as compared $345,000 in fiscal 2000. The Company purchased $235,000 in fixed assets during the current fiscal year. Investing activities in the previous fiscal year were partially offset by $182,000 assumed as part of the Cronus acquisition.

Cash provided by financing activities is primarily attributable to $3,845,000 in net proceeds received from the private placement of prepaid warrants and $1,188,000 in net proceeds received from the issuance of common stock offset by repayments on the revolving line of credit. The Company also received $400,000 from the exercise of stock options and warrants during the current fiscal year.

FISCAL 2000 COMPARED TO FISCAL 1999
Cash used in operating activities increased from $2,329,000 in fiscal 1999 to $4,568,000 in fiscal 2000. The $2,329,000 increase in cash used in operating activities is primarily attributable to the $1,518,000 increase in the net loss for the year and by changes in working capital items in fiscal 2000 compared to fiscal 1999. Such changes included a $3,311,000 increase in cash used to fund accounts receivable, a $1,617,000 reduction in cash invested in inventory and increases in other non cash expenses, primarily depreciation and amortization accounts, asset valuation accounts.

Cash used by investing activities totaled $345,000 in fiscal 2000 as compared $62,000 in fiscal 1999. The Company purchased $527,000 in fixed assets during the current fiscal. This was partially offset by $182,000 assumed as part of the Cronus acquisition.

Cash provided by financing activities totaled $5,370,000 during fiscal 2000. The Company issued $1,087,000 in common stock during the fiscal year. Of this amount, $152,000 remains in escrow as restricted cash. The Company received $4,392,000 from the exercise of common stock warrants and $313,000 from the exercise of stock options during its fiscal year 2000.

CASH REQUIREMENTS
In fiscal 2002, the Company's cash commitments include minimum payments of $441,000 under its operating lease arrangements. Management believes that expenditures for research and development in fiscal 2002 will continue to be significant. The Company anticipates additional capital spending for software, computer and test equipment and furniture and fixtures in fiscal 2002. Where possible, such capital requirements are expected to be met through lease financing arrangements.

REVOLVING LINE OF CREDIT
In connection with the acquisition of Cronus, the Company assumed liabilities under a revolving line of credit and term loan agreement with LaSalle National Bank. Under the revolving line of credit the Company could borrow up to the lesser of $3,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory, as defined in the agreement. The revolving line of credit bore interest at the bank's prime rate of interest plus 1.0% and was scheduled to mature on May 1, 2001. The term loan was payable in equal monthly principle payments of $9,875, bears interest at the bank's prime rate of interest plus 1.0% and was schedule to mature on May 1, 2001. In April 2000, the Company placed $250,000 in escrow to further collateralize the revolving line of credit and term loan. In July 2000, the bank informed the Company that the revolving line of credit and term loan would mature on September 30, 2000. On September 12, 2000, the bank agreed to a further extension until December 31, 2000.

On February 6, 2001, the Company entered into an accounts receivable financing agreement with Alliance Financial Capital, Inc. that replaced the revolving line of credit and term loan agreement with LaSalle National Bank. All debt associated with the LaSalle agreement was satisfied. Under the new accounts receivable financing agreement, the Company can borrow up to the lesser of $3,000,000 or up to 85% of eligible accounts receivable, as defined in the agreement. The accounts receivable financing agreement bears interest at the prime rate plus 1.0% plus an additional 1.5% per invoice funded. The debt associated with this financing arrangement is senior to all other debt of the Company. The initial term of this agreement is for twelve months with a minimum average daily account balance of $750,000.

In connection with the acquisition of Cronus, the Company assumed $1,000,000 in debt to two individuals, which is subordinated in priority and payment to all senior debt. This debt matured on December 10, 2000. The Company is currently in default on the repayment of this debt and the individuals have commenced a lawsuit against the Company. (See Part 2, Item 1. Legal Proceedings)

The Company anticipates that it may require additional funding to meet future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties, by investments by strategic partners and through the exercise of in the money common stock warrants and options. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company.

PRIVATE PLACEMENTS
In July 2000, the Company raised $1,170,000 in a private placement of 616,000 unregistered common shares to a group of accredited investors. In connection with this placement, the investors were granted warrants to purchase 308,000 of common stock for $3.00 per share. These warrants have expired.

In September 2000, the Company sold 3,500 units at $1,000 per unit to a group of accredited investors. Each unit consists of a prepaid common stock purchase warrant ("Prepaid Warrant") and an incentive warrant ("Incentive Warrant") to acquire additional shares of common stock in the Company. The Prepaid Warrant is convertible at the option of the holder into common stock at a conversion price equal to the lesser of $2.00 or the average of the five lowest closing bid prices for the ten trading day period prior to conversion. The Prepaid Warrant earns interest at a rate of 4% payable in common stock. The Incentive Warrants allow the holder to purchase one half of one share at a $2.50 per share. The Incentive Warrants have a five year term and are exercisable immediately. The Company recorded the proceeds from the issuance of the Prepaid Warrants as paid in capital. The interest earned on these warrants will be reflected as a dividend. The Company paid a placement fee of $350,000 plus other associated costs of $71,000 and issued to the placement agent warrants to purchase 438,000 shares of stock at an exercise price of $2.50 per share. The fee paid and the fair value of the warrants issued were recorded as a reduction in paid in capital. The placement agent for this transaction was The Zanett Securities Corporation.

In February 2001, the Company sold an additional 850 units at $1,000 per unit to the same investment group. The Prepaid Warrant is convertible at the option of the holder into common stock at a conversion price equal to the lesser of $.85 or the average of the lowest five closing bid prices for the ten trading day period prior to conversion. The Prepaid Warrant earns interest at a rate of 6% payable in common stock. The Incentive Warrants allow the holder to purchase one half of one share at a $1.0625 per share. The Incentive Warrants have a five year term and are exercisable immediately. The Company paid a placement fee of $85,000 plus other associated costs totaling $15,000 and issued the placement agent warrants to purchase 212,500 shares of stock at price of $1.0625 per share.

In April 2001, the Company raised $102,000 in a private placement of 329,000 unregistered common shares to a group of accredited investors. In connection with this placement, the investors were granted warrants to purchase 164,500 shares at common stock for $0.41 per share. These warrants are exercisable for a period of two years after the closing date.

In May 2001, the Company raised $3,000,000 through the sale of a 10% senior secured convertible debenture to Wesley Clover Corporation. All or any portion of this Debenture may be converted into shares of common stock of the Company by dividing the aggregate principle amount converted together with all accrued but unpaid interest to the date of conversion by $0.446. The entire debenture plus accrued interest is due and payable in a single installment on June 8, 2006, unless sooner accelerated or converted into shares of common stock. In connection with this investment, the Company also issued warrants entitling Wesley Clover to purchase 3,363,229 shares of common stock of the Company for $0.5575 per share. The warrants expire on June 8, 2006 and may be called for redemption, by the Company, at such time as the bid price of the Company's shares of common stock remains above $1.12 for 30 (thirty) consecutive trading days.

UNEXERCISED WARRANTS
When and if exercised, the unexercised warrants associated with these offerings and other prior offerings and agreements would generate a maximum of $13,000,000 in additional cash for the Company. The Company can give no assurance as to whether any warrants will be exercised, nor to the amount of cash that will be generated, if any of these securities are exercised.

INFLATION
Management believes that inflation did not have a material effect on operations during the fiscal year ended April 30, 2001.

CREDIT TERMS
The Company extends credit to its customers. Accordingly, the Company may have significant risk in collecting accounts receivable from its customers. The Company has credit policies and procedures that it uses to minimize exposure to credit losses. The Company's collection personnel regularly contact customers with receivable balances outstanding to expedite collection. If these collection efforts are unsuccessful, the Company may discontinue product shipments until the outstanding balance is paid.

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

The Company's practices concerning stock adjustment/rotation and stock updates are believed to be consistent with those of the communications manufacturing industry, based on management's experiences and its analysis of similar companies. Accordingly, the Company believes that its policy of recognizing revenue at time of shipment is in accordance with generally accepted accounting principles.

Normally, payment in full is due within thirty days from date of shipment to the reseller. The Company offers extended payment terms in certain situations. The Company also offers prompt payment discounts. Although normal payment terms are net 30 days from date of shipment, as a practical matter, the Company normally receives payments on accounts receivable beyond thirty (30) days, even from its most credit-worthy customers. Management does not believe that its credit and collection history is substantially different from other companies in the communications industry, based on management's experiences with similar companies.

With the exception of the stock adjustment/rotation policies as discussed above and product warranty, the Company is not contractually obligated to accept returned merchandise.

The Company's reserve for doubtful accounts totals $1,400,000, which management believes is adequate.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 142, "Accounting for Goodwill" ("SFAS 142"). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under the Statement, the Company would discontinue the periodic amortization of goodwill effective with adoption of the Statement. Also, the Company would have to test any remaining goodwill for possible impairment within the first six months of adopting the Statement based on new valuation criteria set forth in the Statement. Based on information available, the Company estimates that annual amortization expense will be reduced approximately $920,000 excluding any potential impairment charge which may result from the implementation of the new impairment test criteria or reclassification of goodwill to other intangible assets. The Statement becomes effective in 2003 and the Company is considering early adoption in fiscal 2002.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for fiscal quarters of years beginning after June

15, 2000 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the adoption of SFAS 133 had no impact on the financial position or results of operations.

In March 2000, the FASB issued interpretation No.44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 for (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The company adopted Staff Accounting Bulletin No. 101 effective October 1, 2000. The adoption of this guidance did not have a material impact on the Company's results of operations or financial position; however, the guidance may impact the way in which the company will account for future transactions.

ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS

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

The Company cautions that the following important risk factors, among others, could cause actual results for the fiscal year ended April 30, 2002 and for subsequent financial reporting periods to differ materially from those forecast or suggested in any forward-looking statement made by the Company or on its behalf, in this report and otherwise. A number of these important factors have been discussed in this Annual Report on Form 10-K for the fiscal year ended April 30, 2001 and its quarterly reports on Form 10-Q previously filed with the United States Securities and Exchange Commission.

WE HAVE A HISTORY OF  LOSSES AND MAY EXPERIENCE FUTURE LOSSES

We have incurred net losses of $12,815,000, $5,550,000 and $9,089,000 for the years ended April 30, 2001, 2000 and 1999, respectively. These losses are primarily attributable to sales levels insufficient to meet the costs associated with the development and marketing of new products in an emerging technology and to litigation costs and costs associated with the Chapter 11 bankruptcy described below. Sales levels have been negatively impacted due to the broad based decline in demand for telecommunications equipment. There can be no assurance that the Company will generate sufficient revenues to meet expenses or to operate profitably in the future. These losses present a significant risk to our stockholders. If we cannot achieve profitability or positive cash flows from operating activities, we may be unable to meet our working capital and other payment obligations, which would have a material adverse effect on our business, financial condition and results of operation and the price of our common stock. In addition, if we cannot return to sustained profitability we will be forced to sell all or part of our business, liquidate or seek to reorganize.

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

WE ARE ENGAGED IN A HIGHLY COMPETITIVE BUSINESS.

The market for networking systems is extremely competitive. In most of the markets in which we compete our competitors are more established, benefit from greater market recognition and have greater financial, technological, production and marketing resources than we do. Competition could become even more intense if new companies enter the market or if our existing competitors expand their product lines. We compete on the basis of product features and capabilities, performance and price. An increase in competition could have an adverse effect on our operating results, both in terms of decreased market share and revenues and increased investments in research and development and sales and marketing in order to remain competitive. There can be no assurance that we will be able to make technological advances or that we will have sufficient resources to fund the necessary research and development and marketing and sales efforts that will enable us to profitably compete in our markets.

WE RELY ON A LIMITED NUMBER OF KEY EMPLOYEES .

Our success depends to a significant degree upon the continued contributions of our management, marketing, engineering and technical personnel, many of whom would be difficult to replace. There is intense competition for qualified personnel in our industry, and there can be no assurance that we will be able to attract and retain the qualified personnel necessary for the development of our business. Loss of the services of any of our key employees would be detrimental to our development. We do not have "key man" life insurance on any of our officers or directors..

WE MUST BE ABLE TO ADAPT TO CHANGES IN PROTOCOL AND OTHER TECHNOLOGY.

New data signaling protocols may be developed that could displace the protocols currently supported in Company products, requiring additional software development to sustain the viability of those products. An announcement of such new protocols could have a negative effect on sales of older designs, as users hesitate to install equipment based on existing designs until they have evaluated the new ones. There can be no assurance that the Company would have the necessary resources, particularly the knowledgeable employees, to implement new protocols in a timely manner. Such failure to develop adequate products in response to new technology could adversely affect the Company's profitability.

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

WE REQUIRE ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS AND WE CANNOT BE CERTAIN THAT THE NECESSARY FUNDS WILL BE AVAILABLE

Our ability to return to and maintain profitability is largely dependent upon our ability to introduce new products and technologies and expand our sales efforts in new geographic and product markets. These activities require substantial capital, and if we do not have access to sufficient funds, either from our own operations or through third party financing, our ability to make these necessary expenditures will be limited. Our current available cash and our anticipated cash from operations are insufficient to fund our operations until we are able to attain profitability, and the audit report of our independent public accountants reflects this contingency. Accordingly, we will require third party financing in order to continue our operations. We cannot assure you that we will be able to obtain financing on terms favorable to us, or at all. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If we obtain additional funds by selling assets, there can be no assurance that we will be able to negotiate a favorable price for those assets or that the loss of those assets will not affect our future business prospects. If adequate funds are not available to us or available to us on satisfactory terms, we may be required to limit our marketing and product development activities or other operations, or otherwise modify our business strategy. These actions, if taken, could increase the difficulties we face in returning to sustained profitability.

SOME COMPONENTS OF OUR PRODUCTS ARE AVAILABLE TO US ONLY FROM A LIMITED NUMBER OF SUPPLIERS

Certain components used in our products are currently available from only one source and other of the components are available from only a limited number of suppliers. Although we have generally been able to obtain adequate supplies of components to date, our inability to develop alternative sources if and as required in the future, or to obtain sufficient sole source or limited source components as required, could result in delays or reductions in product shipments. Certain products that are or may in the future be marketed with or incorporated into our products are supplied by or are under development by third parties. These third parties may be the sole suppliers of such products. While the Company believes there are a number of suitable manufacturers, there can be no assurance that current or alternative sources will be able to supply all of our demands on a timely basis. Also, an unanticipated interruption in supply could have a short-term effect on our business. It will not be economically practical for the Company to develop its own manufacturing capacity in the foreseeable future.

WE ARE DEPENDENT ON INTELLECTUAL PROPERTY RIGHTS TO PROTECT OUR POSITION IN THE INDUSTRY

The Company's success depends in part upon its technological expertise and proprietary product designs. The Company relies upon its trade secret protection efforts and, to a lesser extent, copyrights to protect its proprietary technologies. There can be no assurance that these steps will be adequate to deter misappropriation or infringement of its proprietary technologies or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Further, given the rapid evolution of technology and uncertainties in intellectual property law, there can be no assurance that the Company's current or future products will not be determined to infringe proprietary rights of others. Should the Company be sued for patent infringement, there can be no assurance that the Company will prevail, or, if required by such litigation, that it will be able to obtain the requisite licenses or rights to use such technology on commercially reasonable terms. In addition, any litigation, regardless of the outcome, could result in substantial costs to the Company.

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

On July 20, 2001, there were issued and outstanding a total of 29,066,624 shares of Common Stock. If all convertible debentures, warrants and stock options which the Company has issued were deemed converted and exercised, as the case may be, as of that date, there would be issuable approximately 20,851,763 shares of Common Stock. Upon such conversion and exercise, there would be outstanding 49,912.721 shares of Common Stock. The sale or availability for sale of a significant number of shares of Common Stock in the public market could adversely affect the market price of the Common Stock. The availability to the Company of additional equity financing, and the terms of any such financing, may also be adversely affected by the foregoing.

WE RECENTLY RE-PRICED SUBSTANTIALLY ALL OF OUR STOCK OPTIONS TO A LOWER EXERCISE PRICE AND THE RESULTING ACCOUNTING CHARGES MAY CAUSE OUR FUTURE EARNINGS TO FLUCTUATE WIDELY

As part of a program to retain its employees, the Company adopted a program to re-price the options of its current employees. The Company also re-priced the options issued to its board of directors and to its chairman of the board. Under the program, the exercise price of current stock options was changed to $0.51 per share. Although each employee could elect not to participate in this program, the exercise price of approximately 2.5 million options was changed to the lower price. Under applicable accounting rules, the Company will have to account for future variations in the price of its common stock above $0.51 per share as compensation expense until the repriced options are either exercised, cancelled or expire. This calculation will be made each quarter based upon the performance of the Company's common stock in that quarter. Accordingly, operating results and earnings per share will be subjected to potentially significant fluctuations based upon changes in the market price of the Company's common stock.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS AND GROWTH RATE

A significant portion of the Company's sales are derived from products shipped against firm purchase orders received in each fiscal quarter and from products shipped against firm purchase orders released in that quarter. Unforeseen delays in product deliveries or the closing of sales, introduction of new products by the Company or its competitors, fluctuations in customer capital expenditures or other conditions affecting the networking industry or the economy during any fiscal quarter could cause quarterly revenue and net earnings to vary greatly. Further, the Company schedules some production of its products and budgets expenses based on forecasts of sales, which are difficult to predict. The Company's manufacturing procedures are designed to assure rapid response to customer demand, but may, in certain circumstances, create risk of excess or inadequate inventory if orders do not match forecast. Moreover, shortages or delays in the supply of manufacturing components or shipments at acceptable prices could adversely affect the Company's ability to meet scheduled product shipments in any particular quarter, which could materially affect the Company's operating results. Because a substantial portion of customer orders are filled within the fiscal quarter of receipt, and because of the ability of customers to revise or cancel orders and change delivery schedules without significant penalty, quarter to quarter revenues and, to a greater degree, net earnings, may be subject to greater variability and less predictability.

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

MARKET PRICE VOLATILITY OF SHARES OF COMMON STOCK

The Company's shares of common stock have been subject to substantial market price volatility, some of which has occurred when there have been variations between the Company's actual or anticipated financial results and the expectations of that of the financial community and in the aftermath of public announcements by the Company and its competitors. Further, the stock market has experienced extreme price and volume fluctuations from time to time which have affected the market price of many technology companies in particular and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic conditions, may adversely affect the market price of the Company's shares of common stock. The Company's shares of common stock are currently quoted on the NASDAQ OTC Bulletin Board.

OTHER FACTORS

THE COMPANY FURTHER CAUTIONS THAT THE FACTORS REFERRED TO ABOVE AND THOSE REFERRED TO AS PART OF PARTICULAR FORWARD LOOKING STATEMENTS MAY NOT BE EXHAUSTIVE, AND THAT NEW RISK FACTORS EMERGE FROM TIME TO TIME IN ITS RAPIDLY CHANGING BUSINESS. FURTHER, THE COMPANY'S INDEPENDENT AUDITORS HAVE INCLUDED A PARAGRAPH IN THEIR OPINION WHICH INDICATES THAT, BASED ON RECENT OPERATING LOSSES, ALONG WITH EXISTING WORKING CAPITAL AND ACCUMULATED DEFICITS, THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD LOOKING STATEMENTS IT MAY MAKE OR HAS MADE ON ITS BEHALF TO REFLECT CHANGES IN ITS EXPECTATIONS OR ASSUMPTIONS OR THE RISKS AND UNCERTAINTIES REFERRED TO.


ITEM 7A.  MARKET RISK

In the normal course of business, operations of the Company may be exposed to fluctuations in currency values and interest rates. These fluctuations can vary the costs of financing, investing, and operating transactions. Because the Company has only fixed rate long term convertible debentures and no foreign currency transactions, there is no material impact on earnings by fluctuations in interest and currency exchange rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and financial statement schedules are filed as part of this Report:

                                                                                         Page
                                                                                         ----

Report of Independent Certified Public Accountants                                         F-1

Balance Sheets at April 30, 2001 and 2000                                                  F-2

Statements of Operations for the Years Ended April 30, 2001, 2000 and 1999                 F-4

Statements of Stockholders' Equity for the Years Ended April 30, 2001, 2000 and 1999       F-6

Statements of Cash Flows for the Years Ended April 30, 2001, 2000 and 1999                 F-7

Summary of Accounting Policies                                                             F-9

Notes to Financial Statements                                                             F-14

Report of Independent Certified Public Accountants on Financial Statement Schedule        F-39

Valuation and Qualifying Accounts (Schedule II)                                           F-40

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
FASTCOMM COMMUNICATIONS CORPORATION

We have audited the accompanying balance sheets of FASTCOMM COMMUNICATIONS CORPORATION as of April 30, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FASTCOMM COMMUNICATIONS CORPORATION at April 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained significant operating losses and cash flow deficits in 2001, 2000 and 1999. In addition, the Company must obtain funds from outside sources in 2002 to provide needed liquidity and successfully implement its business plan. Presently, the Company has no firm commitments from outside sources to provide these funds. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                                   BDO Seidman, LLP

Washington, D.C.
July 20, 2001

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                                  BALANCE SHEETS
================================================================================

 April 30,                                                            2001         2000
------------------------------------------------------------------------------------------
ASSETS

CURRENT
   Cash and cash equivalents (including temporary investments
     of $430,000 in 2000)                                            $69,125      $548,136
   Restricted cash (Notes 8 and 9)                                        --       321,723
   Accounts receivable, net (Notes 4 and 8)                        1,347,893     2,865,727
   Receivable from employees                                          31,633        84,000
   Inventory, net (Notes 5 and 8)                                  2,759,284     2,405,747
   Prepaid expenses and other current assets                          13,628       168,131
------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                               4,221,563     6,393,464
------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, at cost, less accumulated
   depreciation and amortization (Note 6)                          1,147,594     1,690,011
------------------------------------------------------------------------------------------

OTHER
   Goodwill, net of accumulated amortization of $3,549,910 and
     $797,828 (Note 3)                                             8,714,070    12,547,854
   Deferred investment advisory fees (Note 9)                        120,172       480,688
   Deposits                                                           18,830        87,215
------------------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                                 8,853,072    13,115,757
------------------------------------------------------------------------------------------







                                                                 $14,222,229   $21,199,232
===========================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION



                                                                  BALANCE SHEETS
================================================================================



 April 30,                                                                         2001         2000
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Check issued against future deposits                                         $   111,278    $         --
   Current portion of notes payable (Note 8)                                      1,000,000       1,000,000
   Revolving line of credit and term loan (Note 8)                                  356,200       1,268,319
   Current portion of capital lease obligations (Note 8)                              1,519          11,281
   Accounts payable                                                               3,074,381       2,583,161
   Accrued compensation                                                             978,011         519,030
   Deferred revenue                                                                      --         322,801
   Other current liabilities (Note 7)                                             1,556,283         953,281
-----------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                         7,077,672       6,657,873
-----------------------------------------------------------------------------------------------------------

Convertible debentures (Notes 8 and 9)                                              732,643         767,602
Capital lease obligations (Note 8)                                                       --           3,543
-----------------------------------------------------------------------------------------------------------

TOTAL LONG TERM DEBT                                                                732,643         771,145
-----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                 7,810,315       7,429,018
-----------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES  (Note 13)

STOCKHOLDERS' EQUITY (Notes 3, 9 and 10)
   Common stock, $.01 par - 50,000,000
     shares authorized; 29,066,624 and 25,578,472 shares
     issued and outstanding                                                         290,666         255,784
   Additional paid-in capital                                                    48,812,608      43,391,257
   Accumulated deficit                                                          (42,691,360)    (29,876,827)
-----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                        6,411,914      13,770,214
-----------------------------------------------------------------------------------------------------------

                                                                                $14,222,229     $21,199,232
-----------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION


                                                        STATEMENTS OF OPERATIONS
================================================================================

 Year ended April 30,                                        2001             2000           1999
------------------------------------------------------------------------------------------------------

REVENUES (Note 12)
   Product sales                                        $ 10,056,422     $ 6,402,255     $ 4,091,843
   Service revenue                                           861,621          12,662         561,462
------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                            10,918,043       6,414,917       4,653,305
------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
   Cost of goods sold                                      4,797,690       4,074,058       2,679,255
   Selling, general and administrative                     7,662,063       4,984,334       4,747,003
   Research and development                                5,684,366       2,966,012       2,387,904
   Restructuring costs (Note 15)                           1,588,501              --              --
   Depreciation and amortization                           3,906,680       1,092,896         475,223
------------------------------------------------------------------------------------------------------

TOTAL OPERATING COSTS AND EXPENSES                        23,639,300      13,117,300      10,289,385
------------------------------------------------------------------------------------------------------

OPERATING LOSS                                           (12,721,257)     (6,702,383)     (5,636,080)
------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Other income (expense)                                    168,644          22,691          (7,635)
   Interest income                                            23,805          54,860           8,950
   Interest expense                                         (285,725)       (191,930)       (104,894)
------------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSE)                                 (93,276)       (114,379)       (103,579)
------------------------------------------------------------------------------------------------------

LOSS BEFORE REORGANIZATIONAL ITEMS AND
   EXTRAORDINARY ITEM                                    (12,814,533)     (6,816,762)     (5,739,659)

REORGANIZATIONAL ITEMS
   Professional fees                                              --              --         662,888
   Interest earned on accumulated cash resulting from
     Chapter 11 proceeding                                        --              --         (19,847)
------------------------------------------------------------------------------------------------------

TOTAL REORGANIZATIONAL ITEMS                                      --              --         643,041
------------------------------------------------------------------------------------------------------

LOSS BEFORE EXTRAORDINARY ITEM                           (12,814,533)     (6,816,762)     (6,382,700)

EXTRAORDINARY GAIN (Note 2)                                       --              --         833,149
------------------------------------------------------------------------------------------------------

NET LOSS                                                 (12,814,533)     (6,816,762)     (5,549,551)

DIVIDEND ON PREPAID WARRANTS (NOTE 9)                        (98,417)             --              --
------------------------------------------------------------------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS            $(12,912,950)    $(6,816,762)    $(5,549,551)
======================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                        STATEMENTS OF OPERATIONS
================================================================================

 Year ended April 30,                                    2001               2000            1999
-----------------------------------------------------------------------------------------------------

Basic and diluted loss before extraordinary
   item                                             $     (0.48)      $     (0.35)      $     (0.49)

Extraordinary gain                                        --                --                  .06
-----------------------------------------------------------------------------------------------------

Basic and diluted loss per common share             $     (0.48)      $     (0.35)      $     (0.43)
=====================================================================================================

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING DURING EACH YEAR                       26,568,676        19,277,293        12,917,125
=====================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                            FASTCOMM COMMUNICATIONS CORPORATION

                                              STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================



Year ended April 30, 2001, 2000 and 1999
===========================================================================================================================

                                                       Common Stock
                                                ---------------------------    Additional
                                                                   Par          Paid-in       Accumulated
                                                   Shares         Value         Capital          Deficit          TOTAL
===========================================================================================================================

BALANCE, April 30, 1998                          12,048,753   $    120,488   $ 20,636,197    $(17,510,514)   $  3,246,171

   Shares issued on conversion of debentures      1,652,717         16,527      1,056,783              --       1,073,310
   Shares issued for acquisition of
     KG Data Systems, Inc.                          719,149          7,191        837,809              --         845,000
   Proceeds from exercise of warrants               389,022          3,890        417,211              --         421,101
   Proceeds from sale of stock                    1,333,333         13,333        986,667              --       1,000,000
   Net loss                                              --             --             --      (5,549,551)     (5,549,551)
----------------------------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1999                          16,142,974        161,429     23,934,667     (23,060,065)      1,036,031

   Shares issued on conversion of debentures        788,160          7,882      2,042,354              --       2,050,236
   Shares issued for acquisition of
     Cronus Technology, Inc.                      2,944,988         29,450      9,245,682              --       9,275,132
   Proceeds from exercise of stock options          182,238          1,822        310,889              --         312,711
   Shares issued on settlement of notes
     payable                                        728,063          7,281      1,855,861              --       1,863,142
   Warrants issued to nonemployees                       --             --        570,817              --         570,817
   Proceeds from exercise of warrants             3,682,009         36,820      4,355,364              --       4,392,184
   Proceeds from sale of stock                    1,110,040         11,100      1,075,623              --       1,086,723
   Net loss                                              --             --             --      (6,816,762)     (6,816,762)
----------------------------------------------------------------------------------------------------------------------------

BALANCE, April 30, 2000                          25,578,472        255,784     43,391,257     (29,876,827)     13,770,214

Shares issued on conversation of debentures          43,465            435         39,185              --          39,620
Shares issued for acquisition of Cronus
   Technology, Inc.                               2,035,734         20,357        (20,357)             --              --
Proceeds from exercise of stock options              82,161            822         45,654              --          46,476
Shares issued on settlement of liabilities           37,500            375         80,402              --          80,777
Proceeds from sale of prepaid warrants                   --             --      3,845,250              --       3,845,250
Proceeds from exercise of warrants                  256,729          2,567        351,321              --         353,888
Proceeds from sale of stock                       1,032,563         10,326      1,178,313              --       1,188,639
Dividend on prepaid warrants                             --             --        (98,417)             --         (98,417)
Net loss                                                 --             --             --     (12,814,533)    (12,814,533)
---------------------------------------------------------------------------------------------------------------------------

BALANCE, APRIL 30, 2001                          29,066,624   $    290,666   $ 48,812,608    $(42,691,360)   $  6,411,914
===========================================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                            FASTCOMM COMMUNICATIONS CORPORATION

                                                        STATEMENTS OF CASH FLOWS
================================================================================


Year ended April 30,                                        2001            2000            1999
===================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $(12,814,533)   $ (6,816,762)   $ (5,549,551)
   ADJUSTMENTS TO RECONCILE NET LOSS
      TO NET CASH USED IN OPERATING ACTIVITIES
         Depreciation and amortization                 3,906,680       1,092,896         475,223
         Extraordinary gain                                   --              --        (833,149)
         Compensation expense associated with
            stock options and warrants                        --         223,639          33,079
         Provision for doubtful accounts               1,328,923           1,764          78,792
         Write off of accounts receivable               (203,923)        (26,764)        (78,792)
         Provision for inventory obsolescence            772,541         815,347          80,000
         Write off of inventory                         (772,541)     (1,665,347)             --
         Impairment of goodwill                          346,587              --              --
         Amortization of deferred financing costs        360,516          12,671          63,673
         Accrued interest converted to stock               4,661         127,480          68,011
         Loss on disposal of equipment                        --              --           2,516
   CHANGES IN ASSETS AND LIABILITIES,
      NET OF EFFECTS OF ACQUISITIONS
   (INCREASE) DECREASE IN ASSETS
      Accounts receivable                                392,834        (750,812)      2,533,379
      Receivable from employees                           52,367         (54,000)        (27,240)
      Inventory                                         (353,537)      2,216,398         439,278
      Prepaid expenses and other current assets          154,503         131,936         146,494
      Deposits                                            68,385         (12,078)         (7,729)
   INCREASE (DECREASE) IN LIABILITIES
      Accounts payable                                   491,220         102,879         880,849
      Accrued compensation                               695,679        (340,424)        (97,672)
      Deferred revenue                                   (23,244)         (6,205)             --
      Other current liabilities                          348,664         379,813        (315,836)
      Provision for litigation settlement                     --              --        (220,403)
---------------------------------------------------------------------------------------------------

   NET CASH USED IN OPERATING ACTIVITIES              (5,244,218)     (4,567,569)     (2,329,078)
---------------------------------------------------------------------------------------------------

                                            FASTCOMM COMMUNICATIONS CORPORATION

                                                        STATEMENTS OF CASH FLOWS
================================================================================


 Year ended April 30,                                         2001           2000           1999
===================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                  $  (235,442)   $  (526,934)   $  (212,189)
   Payment received on notes receivable                         --             --        150,000
   Payment on capital lease obligation                     (13,305)            --             --
   Net cash from Cronus Technology acquisition                  --        181,718             --
   Other cash received                                      58,819             --            208
--------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                     (189,928)      (345,216)       (61,981)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in checks issued against future deposits       111,278             --             --
   Net proceeds from issuance of common stock            1,188,639      1,086,723      1,000,000
   Proceeds from exercise of warrants                      353,888      4,392,184        421,101
   Proceeds from exercise of stock options                  46,476        312,711             --
   Proceeds from issuance of prepaid warrants            3,845,250             --             --
   (Increase) decrease in restricted cash                  321,723       (169,356)      (152,367)
   Principal payments on debt                             (912,119)      (252,068)            --
--------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                4,955,135      5,370,194      1,268,734
--------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                            (479,011)       457,409     (1,122,325)

CASH AND CASH EQUIVALENTS, beginning of year               548,136         90,727      1,213,052
--------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                 $    69,125    $   548,136    $    90,727
==================================================================================================

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


USE OF ESTIMATES        The preparation of financial statements in conformity
                        with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets and evaluation of the impairment of goodwill. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of April 30, 2001, the estimates used in the financial statements are adequate based on the information currently available.


RISKS AND               The Company's future operating results may be affected
UNCERTAINTIES           by a number of factors. Sales to three customers
                        aggregated 35% and 45% of total revenue in 2001 and 2000, respectively. Sales to one customer were 28% of total revenue in 1999. The risk to the Company is that a loss of one or two customers could have a significant negative impact on revenues and operating results (see
                        Note 12).


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

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

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


PROPERTY,               Property and equipment is recorded at cost and
EQUIPMENT AND           depreciated on a straight-line basis over the estimated
DEPRECIATION            useful life of the related assets (generally five
                        years). Leasehold improvements are amortized over the lesser of the lease term or the useful life of the property.

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

GOODWILL The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated period of benefit, which ranges from 4 to 7 years. The Company periodically evaluates the goodwill for possible impairment. The analysis consists of a comparison of future projected undiscounted cash flows to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment.

                        In the fourth quarter of fiscal 2001, the Company decided to close its KG Data division. Therefore, there are no projected undiscounted cash flows of this division. Accordingly, the Company has determined that the goodwill is impaired. Included in the restructuring costs is $347,000 related to the impairment of this goodwill. See Note 15.

ASSET                   The Company periodically evaluates the carrying value of
IMPAIRMENT              long-lived assets when events and circumstances warrant
                        such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

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

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

CASH AND                The Company considers all highly liquid investments with
CASH EQUIVALENTS        an original maturity of three months or less to be cash
                        equivalents. The Company invests its excess cash principally in overnight repurchase accounts and short-term government securities. From time to time the Company maintains amounts in excess of the federal deposit insurance limitation of $100,000 in its bank accounts.

COMPREHENSIVE           The Company has adopted Statement of Financial
INCOME                  Accounting Standards No. 130, "Reporting Comprehensive
                        Income". Comprehensive income as defined includes all changes to equity except those resulting from investments by owners and distributions to owners. The
                        Company has no items of comprehensive income to report.


LOSS PER SHARE          Loss per share is based on the weighted average number
                        of shares of common stock and dilutive common stock equivalents outstanding. Basic loss per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the loss of an entity. Basic and diluted loss per share are the same during 2001, 2000 and 1999 because the impact of dilutive securities is anti-dilutive.


RECENT                  In June 1998, the Financial Accounting Standards Board
ACCOUNTING              issued Statement of Financial Accounting Standards No.
PRONOUNCEMENTS          133, "Accounting for Derivative Instruments" ("SFAS
                        133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the adoption of SFAS 133 is not expected to impact its financial position or results of operations.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

                        In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 for (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000 but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an effect on the Company's financial statements.

                        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted Staff Accounting Bulletin No. 101 effective October 1, 2000. The adoption of this guidance did not have a material impact on the Company's results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

                        In July 2001, the FASB issued Statement of Financial Standards No. 142, "Accounting for Goodwill" ("SFAS 142"). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under the Statement, the Company would discontinue the periodic amortization of goodwill effective with adoption of the new Statement. Also, the Company would have to test any remaining goodwill for possible impairment within six months of adopting the Statement, and periodically thereafter, based on new valuation criteria set forth in the Statement. Further, the Statement has new criteria for purchase price allocation which could reduce amounts initially allocated to goodwill. Based on information available, the Company estimates that amortization expense in fiscal 2002 will be reduced approximately $920,000, excluding any potential impairment charge which may result from implementation of the new impairment valuation criteria or possible reclassification of amounts from goodwill to other intangible assets. The Statement becomes effective in 2003 and the Company is considering early adoption in fiscal 2002.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

1.    FUTURE            The accompanying financial statements have been prepared
      PROSPECTS         assuming that the Company will continue as a going
                        concern. As explained below the Company has sustained recurring operating losses and cash flow deficits in 2001, 2000 and 1999. The Company developed a business plan to increase revenue and reduce operating losses.
                        However, the Company must obtain funds from outside sources in fiscal 2002 to provide needed liquidity and successfully implement its business plan. Presently, the Company has no firm commitments from outside sources to provide these funds. These factors raise substantial doubt about the Company's ability to continue in existence. Management's plans in regard to these matters are described in the succeeding paragraphs. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                        While the Company is optimistic that it can execute its revised business plan, there can be no assurance that the increased sales necessary to return to profitability will materialize or if they do, that the Company will be able to raise sufficient cash to fund the additional working capital requirements.

                        In May 2001, the Company raised $3,000,000 through the sale of a 10% senior secured convertible debenture via Regulation D to Wesley Clover Corporation. All or any portion of this Debenture may be converted into common stock of the Company by dividing the aggregate principle amount converted together with all accrued but unpaid interest to the date of conversion by $0.446. The entire debenture plus accrued interest shall be due and payable in a single installment on June 8, 2006, unless sooner accelerated or converted into common stock. In connection with this investment, the Company also issued 3,363,229 warrants entitling Wesley Clover to purchase common shares for $0.5575 per share. The warrants expire on June 8, 2006 and may be called for redemption, by the Company, at such time as the bid price of the Company's common stock remains above $1.12 for 30 (thirty) consecutive trading days. The Company will value the warrants and allocate the face amount between the debt and equity components.

                        When and if exercised, the unexercised warrants associated with this offering and other prior offerings and agreements will generate a maximum of $13,000,000 in additional cash for the Company. The Company can give no assurance as to whether any warrants will be exercised, nor to the amount of cash that will be generated, if any of these securities are exercised.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

2.    PLAN OF           On June 2, 1998, the Company filed a voluntary petition
      REORGANIZATION    for reorganization under Chapter 11 of the United States
                        Bankruptcy Code. This filing was a direct result of enforcement activities by a judgment creditor (See Note
                        13). The Company negotiated with its creditors a consensual Plan of Reorganization (the "Plan") and filed with the Court a Disclosure Statement and Plan of Reorganization dated October 21, 1998 as modified on December 23, 1998, January 8, 1999 and finally February
                        16, 1999. Creditors approved the Plan in March 1999 and the Court confirmed this Plan on March 30, 1999. The
                        Plan became effective on April 12, 1999.




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

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        In funding its Plan, the Company raised $1,000,000 by selling common stock in a private offering. The debentures, totaling $2,490,357 issued to the unsecured creditors, including the President in connection with purchase of the Davison claim, mature in April 2003. The debentures will be convertible into common stock of the Company between the first and fourth anniversary of the effective date of the Plan. The debentures are convertible at the average of the closing price of the Company's common stock for the ten consecutive trading days ending on the trading day immediately prior to conversion. The debentures bear interest at 7.5%, payable in common stock of the Company. If not converted sooner, all debentures must be converted to common stock by April 2003. The Company has the right, at anytime, to redeem for cash at par value all of the outstanding debentures plus any accrued interest. Each debentureholder had the additional right to surrender the entire debenture to the Company on April 12, 2000 and receive cash equal to 15% of the holder's original allowed claim plus interest. As of April 30, 2001, $732,643 in convertible debentures were outstanding.

                        Confirmation of the Plan on March 30, 1999 resulted in an extraordinary gain determined as follows:

                        ===============================================================================

                        Accounts payable - unsecured creditors                          $ 2,849,360
                        Reserve for litigation settlement                                 1,195,560
                        -------------------------------------------------------------------------------

                        Net carrying value of liabilities exchanged                       4,044,920

                        LESS CONSIDERATION EXCHANGED:
                            Convertible debentures issued                                 2,490,357
                            Cash option to unsecured creditors                              845,014
                            Settlement of note receivable                                  (123,600)
                        -------------------------------------------------------------------------------

                        Total consideration exchanged                                     3,211,771
                        -------------------------------------------------------------------------------

                        EXTRAORDINARY GAIN                                              $   833,149
                        ===============================================================================

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

3.    BUSINESS          On March 31, 2000, the Company acquired substantially
      ACQUISITIONS      all of the assets and assumed certain liabilities of
                        Cronus Technology, Inc. ("Cronus") for approximately
                        $9,600,000, plus the assumption of liabilities of approximately $6,700,000 subject to adjustment as set forth in the agreement. Approximately $9,300,000 of the purchase price was funded through the issuance of shares of the Company's common stock and approximately $300,000 was paid in cash. Cronus manufactures and sells telecommunications equipment and provides consulting services for satelite telecommunications planning. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The Company recorded goodwill of approximately $12,000,000 related to this transaction.
                        The goodwill is being amortized on a straight line basis over four years. The terms and conditions of the purchase and debt assumption agreements related to this transaction obligated the Company to issue additional common shares if the fair market value of the Company's common stock did not reach $7.30 prior to the one year anniversary date of these agreements. The target price was not met and accordingly, the Company issued an additional 2,035,734 shares in March 2001. The maximum number of shares to be issued under the purchase agreement were valued as of the closing date.
                        Accordingly, there was no additional purchase price adjustment. The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had occurred on May 1, 1998.

                        Year ended April 30,                                      2000                     1999
                        --------------------------------------------------------------------------------------------

                        Revenue                                           $ 13,173,574              $13,859,546
                        Loss before extraordinary item                     (13,291,101)             (10,050,101)
                        Net loss                                           (13,291,101)              (9,216,952)
                        Diluted loss per common share                            (0.60)                   (0.58)

                        ============================================================================================

                        These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


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

                        In the fourth quarter of fiscal 2001, the Company decided to close its KG Data division. Therefore, there are no projected undiscounted cash flows of this division. Accordingly, the Company has determined that the goodwill is impaired. Included in the restructuring costs is $347,000 related to the impairment of this goodwill. See Note 15.

4.    ACCOUNTS          Accounts receivable consist of the following:
      RECEIVABLE

                         April 30,                                        2001                       2000
                        --------------------------------------------------------------------------------------

                        Trade                                      $ 2,747,893                 $2,929,657
                        Other                                               --                    211,070
                        --------------------------------------------------------------------------------------

                                                                     2,747,893                  3,140,727

                        Allowance for doubtful accounts             (1,400,000)                  (275,000)
                        --------------------------------------------------------------------------------------

                                                                   $ 1,347,893                 $2,865,727
                        ======================================================================================

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


5.    INVENTORIES       Inventories consist of the following components:


                         April 30,                                          2001                    2000
                        --------------------------------------------------------------------------------------
                        Production materials                          $1,966,116              $1,867,371
                        Work-in-process                                  487,209                 240,408
                        Finished goods                                   905,959                 897,968
                        --------------------------------------------------------------------------------------

                                                                       3,359,284               3,005,747

                        Reserve for inventory obsolescence              (600,000)               (600,000)
                        --------------------------------------------------------------------------------------

                                                                      $2,759,284               $2,405,747
                        ======================================================================================




6.    PROPERTY AND      Property and equipment consists of the following:
      EQUIPMENT

                        April 30,                                        2001                       2000
                        -------------------------------------------------------------------------------------

                        Manufacturing equipment                   $   535,112               $    530,796
                        Furniture and fixtures                      1,729,877                  1,725,855
                        Leasehold improvements                        174,915                    173,143
                        Computers and electronics                     979,878                    835,027
                        Software                                    1,110,545                  1,040,001
                        Demo equipment                                427,117                    417,180
                        -------------------------------------------------------------------------------------

                                                                    4,957,444                  4,722,002

                        Less accumulated depreciation
                            and amortization                       (3,809,850)                (3,031,991)
                        -------------------------------------------------------------------------------------

                                                                   $1,147,594                $ 1,690,011
                        -------------------------------------------------------------------------------------

                        Depreciation expense for the three years ended April 30, 2001, 2000 and 1999 was $777,859, $495,944 and $379,591,
                        respectively.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


7.    OTHER CURRENT     Other current liabilities consist of the following:
      LIABILITIES

                        April 30,                                                2001                       2000
                        ---------------------------------------------------------------------------------------------
                        Accrued restructuring costs                       $   617,808              $          --
                        Other accounts payable                                199,444                    362,923
                        Customer credit balances                                   --                    156,730
                        Allowance for warranty costs                          120,000                    120,000
                        Accrued professional fees                             120,107                    113,938
                        Accrued interest expense                              311,271                     74,964
                        Other                                                 187,653                    124,726
                        ---------------------------------------------------------------------------------------------

                                                                           $1,556,283                   $953,281
                        =============================================================================================

8.    LONG-TERM         Long-term debt consists of the following:
      DEBT

                        April 30,                                                 2001                      2000
                        =============================================================================================
                        Revolving line of credit (a)                       $   356,200                $1,139,944

                        Term loan (a)                                               --                   128,375

                        Notes payable (b)                                    1,000,000                 1,000,000

                        Capital lease obligations (c)                            1,519                    14,824

                        7.5% convertible debentures, due
                            April 2003 (d)                                     732,643                   767,602


                        Less current portion of notes
                            payable                                         (1,000,000)               (1,000,000)

                        Less current portion of revolving
                            line of credit and term loan                      (356,200)               (1,268,319)

                        Less current portion of capital lease
                            obligations                                         (1,519)                  (11,281)
                        ---------------------------------------------------------------------------------------------

                                                                           $   732,643              $    771,145
                        =============================================================================================

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                 (a) In connection with the acquisition of Cronus, the Company assumed liabilities under a revolving line of credit and term loan agreement with LaSalle National Bank. Under the revolving line of credit the Company could borrow up to the lesser of $3,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory, as defined in the agreement. The revolving line of credit bore interest at the bank's prime rate of interest plus 1.0% and was scheduled to mature on May 1, 2001. Under the agreement, Cronus could issue letters of credit up to $250,000 in the aggregate. The term loan was payable in equal monthly principle payments of $9,875, bears interest at the bank's prime rate of interest plus 1.0% and was scheduled to mature on May 1, 2001. In April 2000, the Company placed $250,000 in escrow to further collateralize the revolving line of credit and term loan. In July 2000, the bank informed the Company that the revolving line of credit and term loan would mature on September 30, 2000. On September 12, 2000, the bank agreed to a further extension until December 31, 2000. In February 2001, the Company executed an accounts receivable financing agreement with Alliance Financial Capital, Inc. that replaced the revolving line of credit and term loan agreement with LaSalle National Bank. All debt associated with the LaSalle agreement was repaid. Under the new accounts receivable financing agreement, the Company can borrow up to the lesser of $3,000,000 or up to 85% of eligible accounts receivable, as defined in the agreement. Amounts outstanding under the accounts receivable financing agreement bear interest at the prime rate plus 1.0% plus an additional 1.5% per invoice funded. The initial term of this agreement is for twelve months with a minimum average daily account balance of $750,000.

                        Average short-term borrowings and the related interest are as follows:


                        Year Ended April 30,                                  2001
                        ==================================================================
                        Borrowings under accounts
                           receivable financing agreement                 $  356,200
                        Weighted average interest rate                        10.25%
                        Maximum month-end balance during
                            the year                                      $1,212,357
                        Average month-end balance during
                            the year                                      $  832,502
                        -------------------------------------------------------------------

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                 (b) In connection with the acquisition of Cronus, the Company assumed $1,000,000 in debt to two individuals, which is subordinated in priority and payment to all senior debt referenced above. This debt matured on December 10, 2000. The Company is currently in default on the repayment of this debt and the individuals filed a lawsuit against the Company to force repayment. The Company has indicated its inability to repay the debt (see Note 13).

                 (c) In connection with the acquisition of Cronus, the Company assumed liabilities for capital lease obligations (c) related to various office equipment.



                        As of April 30, 2001, future net minimum lease payments under capital leases are as follows:


                        Year                                                            Amount
                        ---------------------------------------------------------------------------
                        2002                                                            $1,581
                        ---------------------------------------------------------------------------

                        Less: amount representing interest                                  62
                        ---------------------------------------------------------------------------

                        Current portion capital lease obligation                        $1,519
                        ===========================================================================

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        The net book value of assets under capital leases was approximately $21,788 and $23,000 at April 30, 2001 and 2000, respectively.

                 (d) In April 1999 the Company issued $2,490,357 in convertible debentures in satisfaction of the remaining 75% of each claim allowed in its plan of reorganization (see Note 2). The debentures earn interest at a rate of 7.5% payable in the form of common stock of the Company at time of conversion. The debentures are convertible at the average of the closing price of the Company's common stock for the ten consecutive trading days ending on the trading day immediately preceeding the date of conversion. No conversions were permitted prior to April 6, 2000. The Company may prepay the debentures at any time. Each debentureholder has the additional right, but not the obligation, to surrender the entire debenture to the Company on April 12, 2000 and receive a cash distribution equal to 15% of the holder's original allowed claim together with accumulated interest under the plan of reorganization. The debentures mature on April 12, 2003. Any debentures which have not been converted by this date will automatically be converted into common shares of the Company. During 2001 and 2000, holders of the debentures converted $39,620 and $1,825,552 of debentures and accrued interest into 43,465 and 513,249 shares of common stock, respectively.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                 (e) In April 1997, the Company issued $3,000,000 in 5.0% convertible debentures due April 2001. In May 1997, the Company issued $2,000,000 in 5% convertible debentures due May 2001. For the first 180 days following the issuance, the debentures were convertible at the option of the holder into common stock at a conversion price equal to the average closing bid prices on NASDAQ for the ten trading days prior to conversion. If the conversion occurs more than 180 days after the issuance, the conversion price is the lesser of 125% of the average closing bid prices on NASDAQ for the ten trading days prior to the issuance date, or, 90% of the average closing bid prices on NASDAQ for the ten trading days prior to the conversion date. In addition, if the conversion occurs more than 180 days after the issuance, the holder will receive one warrant for every five shares of common stock received upon conversion of the debentures. If the conversion occurs more than 360 days from the issuance, the holder will receive one warrant for every 2 1/2 common shares received upon conversion of the debentures. Each warrant will have a strike price set at 125% of the market price of the Company's common stock at the time of conversion. During 2000 and 1999, holders of the debentures converted $224,684 and $1,073,310 of debentures and accrued interest into 274,911 and 1,652,717 shares of common stock, respectively. All of the debentures were converted as of April 30, 2000.


9.    STOCKHOLDERS'     In March 2001, the Company issued 2,035,734 shares of
      EQUITY            common stock under the terms and conditions of the
                        purchase and debt agreements related to the acquisition of Cronus Technology, Inc in March 2000 (see Note 3).


                        In February 2001, the Company sold 850 units at $1,000 per unit to a group of accredited invertors. Each unit consists of a prepaid common stock purchase warrant ("Prepaid Warrant") and an incentive warrant ("Incentive Warrant") to acquire additional shares of common stock of the Company. The Prepaid Warrant is convertible at the option of the holder into common stock at a conversion price equal to the lesser of $.85 or the average of the five lowest closing bid prices for the ten trading day period prior to conversion. The prepaid warrant earns interest at a rate of 6%, payable in common stock. The Incentive Warrants have a five-year term and are exercisable immediately at $.85. The Company recorded the proceeds from the issuance of the Prepaid Warrants as paid in capital. The interest earned on these warrants is reflected as a dividend. The Company paid a placement fee of $85,000

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        plus other associated costs totaling $15,000 and issued to the placement agent warrants to purchase 212,500 shares of stock at a price of $1.0625 per share. The fees paid and the fair value of the warrants issued are recorded as a reduction in paid in capital.


                        In September 2000, the Company sold 3,500 units at $1,000 per unit to a group of accredited investors. Each unit consists of a prepaid common stock purchase warrant ("Prepaid Warrant") and an incentive warrant ("Incentive Warrant") to acquire additional shares of common stock of the Company. The Prepaid Warrant is convertible at the option of the holder into common stock at a conversion price equal to the lesser of $2.00 or the average of the five lowest closing bid prices for the ten trading day period prior to conversion. The prepaid warrant earns interest at a rate of 4% payable in common stock. The Incentive Warrants have a five-year term and are exercisable immediately at $2.00. The Company recorded the proceeds from the issuance of the Prepaid Warrants as paid in capital. The interest earned on these warrants is reflected as a dividend. The Company paid a placement fee of $350,000 plus other associated costs totaling $71,000 and issued to the placement agent, warrants to purchase 438,000 shares of stock at a price of $2.50 per share. The fee paid and the fair value of the warrants issued are recorded as a reduction in paid in capital

                        In July 2000, the Company raised $1,170,000 through a private placement offering of securities to a group of accredited investors. Warrants to purchase common stock associated with this offering are exercisable for a period of one year after the closing date.

                        During fiscal 2001, the Company received $353,888 on the exercise of warrants, which resulted in the Company issuing 256,729 shares of common stock. As of April 30, 2001, the Company has outstanding 5,089,441 warrants to purchase Common Stock of the Company at exercise prices ranging from $0.41 to $7.50. The warrants expire principally in 2003.

                        During fiscal 2001, the Company issued 43,465 shares of common Stock on the conversion of debentures and accrued interest totaling $39,620.


                        In April 2000, the Company issued 728,063 shares of common stock in

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        settlement of $5,314,862 in liabilities assumed as part of the acquisition of Cronus (see Note 3).

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

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        Exercise prices for warrants outstanding as of April 30, 2001 are as follows:

                                                                   Number             Weighted
                                                                Outstanding            Average                   Weighted
                         Range of                                  as of              Remaining                   Average
                         Exercise                                 April 30              Life                     Exercise
                         Prices                                     2001               (years)                      Price
                        ----------------------------------------------------------------------------------------------------

                         $  0.41  to  $  0.52                       165,737               2.1                       $0.41
                         $  0.77  to  $  1.00                     1,270,372               4.1                       $0.81
                         $  1.50  to  $  1.87                       797,022               1.0                       $1.55
                         $  2.25  to  $  2.93                     2,564,110               2.9                       $2.49
                         $  3.48  to  $  4.75                        76,653               1.8                       $4.00
                         $  6.77  to  $  7.30                       310,509               1.5                       $7.09
                        ----------------------------------------------------------------------------------------------------

                         Total                                    5,184,403
                        ====================================================================================================

10.   STOCK OPTIONS     The Company has both a qualified and non-qualified stock
                        option plan (the "Plans") under which options to purchase up to 2,260,000 shares of common stock may be granted to officers, directors and other key employees of the Company.

                        The exercise price of each option may not be less than 100% of the fair market value of the stock on the date of grant for incentive stock options or 85% of such fair market value for non-qualified stock options, as determined by the Board. Generally, options vest over a three year period and expire five years from the date of grant and, in most cases, upon termination of employment. The following table relates to options outstanding, granted, exercised, and canceled during 2001, 2000 and 1999, under the Plan:

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                                                             Option
                                                                         Number               Price
                        Options                                       of Shares          Per Shares
                        ---------------------------------------------------------------------------

                        Outstanding at
                            April 30, 1999                            1,765,992   $  0.25 to 15.63
                            April 30, 2000                            2,975,501   $  0.25 to 15.63
                            April 30, 2001                            3,783,765   $  0.25 to 15.63

                        Granted
                            During 1999                                 866,138   $  0.25 to  1.35
                            During 2000                               1,957,954   $  0.40 to  3.97
                            During 2001                               1,186,305   $  0.51 to  3.50

                        Exercised
                            During 1999                                      --                 --
                            During 2000                                 182,238   $  0.29 to  5.88
                            During 2001                                  82,161   $  0.46 to  2.50

                        Canceled
                            During 1999                                 461,057   $  0.29 to 12.00
                            During 2000                                 566,207   $  0.29 to  7.75
                            During 2001                                 295,880   $  0.46 to  3.97


                        A summary of stock options outstanding and exercisable as of April 30, 2001 is as follows:

                                               Options Outstanding                                   Options Exercisable
                        --------------------------------------------------------------------- -------------------------------------

                                                                    Weighted         Weighted                          Weighted
                         Range of                                    Average          Average                           Average
                         Exercise                     Number       Remaining         Exercise           Number         Exercise
                         Prices                  Outstanding    Life (years)            Price      Exercisable            Price
                        -----------------------------------------------------------------------------------------------------------

                         $  0.25 to $  0.25           25,000          2.6           $  0.25             16,667          $  0.25
                         $  0.46 to $  0.51        2,696,616          3.5           $  0.51            789,947          $  0.50
                         $  0.69 to $  0.90          170,954          3.4           $  0.74             77,398          $  0.75
                         $  0.92 to $  1.38          241,508          3.3           $  1.11            120,894          $  1.12
                         $  2.06 to $  2.59          351,777          1.9           $  2.45            298,222          $  2.52
                         $  2.75 to $  3.97          249,750          4.0           $  3.53             80,750          $  3.63
                         $  5.00 to $  6.82           33,160          0.2           $  5.63             33,160          $  5.63
                         $ 12.00 to $ 12.00           15,000          0.2           $ 12.00             15,000          $ 12.00
                        -----------------------------------------------------------------------------------------------------------

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        The Company has adopted the disclosure-only provisions of SFAS-No. 123 "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. For SFAS No. 123 purposes, the weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.13%, 5.96% and 5.53% and expected volatility of 110%, 125.0% and 60.0% and expected option life of 5, 4 and 5 years for the years ended April 30, 2001, 2000 and 1999, respectively, and dividend payout rate of zero for each year Using these assumptions, the weighted average fair value of the stock options granted is $1.83, $1.41 and $0.38 for 2001, 2000 and 1999, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

                        If the Company had elected to recognize compensation cost based on the fair value at the grant dates for options issued under the plans described above, consistent with the method prescribed by SFAS No. 123, net loss applicable to common shareholders and loss per share would have been changed to the pro forma amounts indicated below:

                        Year ended April 30,
                        (in thousands, except per share data)               2001               2000               1999
                        --------------------------------------------------------------------------------------------------
                        Net loss applicable to common
                            shareholders:   as reported                  $(12,815)           $(6,817)           $(5,550)
                                            pro forma                     (14,569)            (8,462)            (6,222)

                        Diluted loss per
                            share:          as reported                    $(0.48)           $ (0.35)           $ (0.43)
                                            pro forma                       (0.55)             (0.44)             (0.48)
                        ==================================================================================================

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        As part of a program to retain its employees, the Company adopted a program to re-price the options of its current employees in March 2001. The Company also re-priced the options issued to its board of directors and to its chairman of the board. Under the program, the exercise price of current stock options was changed to $0.51 per share. Although each employee could elect not to participate in the program, approximately 2.5 million options were changed to the lower exercise price. Under applicable accounting rules, the Company will have to account for future variations in the price of its common stock above $0.51 per share as compensation expense until the re-priced options are either exercised, cancelled or expire. This calculation will be made each quarter based upon the performance of the Company's common stock in that quarter. Accordingly, operating results and earning per share will be subjected to potentially significant fluctuations based upon changes in the market price of our common stock. For the year ended April 30, 2001, operating results and earnings per share were not impacted by the repricing because the price of the common stock at April 30, 2001 was below $0.51 per share.

11. INCOME TAXES        The Company has net operating loss carryforwards for
                        income tax reporting purposes of approximately
                        $34,846,000, which begin to expire in 2008. The amount of the net operating loss carryforward related to the compensation element of stock options is approximately
                        $10,456,000, which when realized will be a credit to paid in capital. In addition, the Company has research and development credit carryforwards of approximately
                        $1,115,000, which begin to expire in 2006.

                        The difference between the Federal tax rate and the effective tax rate realized as a percent of pretax earnings for the years ended April 30, 2001, 2000, and 1999, is as follows:


                                                             2001                        2000                     1999
                                                     AMOUNT          RATE         Amount      Rate           Amount    Rate
                         --------------------------------------------------------------------------------------------------------
                           Tax provision
                              (benefit) at
                              statutory rates   $(2,958,000)        (34.0)    $(2,318,000)     (34.0)    $(1,887,000)    (34.0)

                           Valuation
                               allowance          2,958,000          34.0       2,318,000       34.0       1,887,000      34.0
                         --------------------------------------------------------------------------------------------------------

                                                $        --                   $        --                $        --
                         ========================================================================================================

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        No deferred taxes have been recognized in the accompanying consolidated financial statements as of April 30, 2001 and 2000. The components of deferred income taxes are as follows:

                         April 30,                                                          2001                2000
                        =======================================================================================================
                        DEFERRED TAX LIABILITIES
                            Accelerated depreciation                              $           --            $     126,000
                        -------------------------------------------------------------------------------------------------------

                        Total deferred tax liabilities                            $           --                  126,000
                        -------------------------------------------------------------------------------------------------------

                        DEFERRED TAX ASSETS
                            NOL carryforwards                                         14,338,000               11,591,000
                            Allowance for doubtful accounts                              560,000                  110,000
                            Inventory reserve                                            240,000                  240,000
                            Tax credits                                                  446,000                  759,000
                            Amortization of goodwill                                   1,318,000                  216,000
                            Accelerated depreciation                                      74,000                   76,000
                            Other                                                        138,000                   93,000
                        -------------------------------------------------------------------------------------------------------

                        Total deferred tax assets                                     17,114,000               13,085,000
                        -------------------------------------------------------------------------------------------------------

                        Net deferred tax assets                                       17,114,000               12,959,000
                        Less: Valuation allowance                                    (17,114,000)             (12,959,000)
                        -------------------------------------------------------------------------------------------------------

                        TOTAL                                                     $           --            $          --
                        =======================================================================================================

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        Management has provided a valuation allowance for deferred tax assets as of April 30, 2001, because they are unable to predict when the benefit of these items will be recognized in future years.


12.   SIGNIFICANT       Certain customers accounted for 10% or more of the
      CUSTOMERS AND     Company's total revenue during the years ended April 30,
      FOREIGN EXPORTS   2001, 2000 and 1998 as noted below:

                                      2001                                  2000                              1999
                          CUSTOMER           % OF SALES           Customer       % of Sales        Customer         % of Sales
                        ------------------------------------------------------------------------------------------------------------

                              A                  14                  D               18
                              B                  11                  E               15               G                 28
                              C                  10                  F               12
                        ------------------------------------------------------------------------------------------------------------

                        Sales to customers A, B, and C were $1,541,000, $1,142,000 and $1,119,000 in 2001, respectively. Sales to customers D, E and F were $1,162,000, $930,000 and $775,000 in 2000, respectively. Sales to customer C were $1,307,000 in 1999. In 2001, the Company had export sales to foreign customers totaling approximately $2,213,000. This constitutes 21% of total revenues. The export sales were made to customers in Latin America and Europe. In 1999, the Company had export sales to foreign customers totaling approximately $1,800,000. This amount constitutes 39% of total revenues. The export sales were made to customers in Venezuela, Peru and Brazil. There were no significant export sales in 2000.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

13.   COMMITMENTS       CONTINGENCIES
      AND
      CONTINGENCIES     In 1997, Gary H. Davison a former officer and
                        director of the Company commenced two lawsuits against the Company in the Circuit Court of Fairfax, Virginia, one for wrongful termination and the other for breach of contract. The breach of contract action involved claims for options to purchase
                        100,000 shares of stock and a $100,000 bonus.  On
                        February 17, 1998, a jury in Fairfax County awarded
                        Mr. Davison $1,125,000 in damages and $163,233 in interest accrued from May 26, 1996 in this case.
                        Accordingly, the Company recorded a loss provision for this amount in its third fiscal quarter ended
                        January 31, 1998. Subsequently, this award was reduced by $100,000. The Company filed an appeal of this decision with the Virginia Supreme Court. The
                        Company settled these lawsuits for $900,000 as part of its plan of reorganization (see Note 2).

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

                        A supplier of parts for the Company's integrated access device product line has asserted claims for $111,000 for good sold and delivered and $270,000 for goods manufactured but not yet delivered. The Company is actively working to settle this matter and expects to do so shortly. The Company has accrued the related liabilities in the accompanying balance sheet.

                        On January 29, 2001, two individuals holding subordinated senior notes totaling $1,000,000 commenced an action in the Circuit Court, Cook County, Illinois against the Company, Cronus, certain former principal shareholders of Cronus and a liquidating trust established by Cronus and its trustees seeking repayment of the notes, together with accrued interest. The Company has filed a motion to dismiss the complaint on jurisdictional grounds. On March 6, 2001, the Circuit Court denied an application by the Plaintiffs seeking an injunction against the Defendants and other relief. The Company believes it has meritorious defenses against this action.

                        Subsequent to April 30, 2001, the Company was sued in Federal District Court in Illinois by Richard L. Abrahams, as Trustee of the R.L.A. 1993 Trust (the "Trust"). The action is for an alleged breach of a contract executed by the Company and the Trust in March 2000 related to conversion of debt to equity in connection with the Cronus acquisition. The Trust seeks to force the Company to issue an additional 628, 000 common shares which it contends are due under the assumption and conversion agreement, together with unspecified damage and costs. The Company has yet to answer the complaint but intends to

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        vigorously deny all allegations.

                        No other material legal proceeding to which the Company is party or to which the Company is subject is pending and no such proceeding is known by the Company to be contemplated.

                        OPERATING LEASES

                        The Company leases office space and certain office equipment under operating lease arrangements that expire at various dates through 2003. The main office lease provides for scheduled rent increases in the future which are being amortized over the lease period. Rent expense for the years ended April 30, 2001, 2000, and 1999, was approximately $668,000, $434,000 and $662,000, respectively. Aggregate future minimum lease payments under the operating leases are as follows:

                        Year ended April 30,
                        -----------------------------------------------------------
                        2002                                           441,200
                        2003                                           280,023
                        2004                                             1,387
                        ===========================================================


                        COMPENSATION

                        The Company maintains an employment agreement with its President and Principal Executive Officer. This agreement provides for a base salary of $100,000 plus bonus and incentive compensation as may be deemed appropriate by the Board of Directors. The agreement was scheduled to expire on January 31, 2001, however, the agreement was automatically renewed through January 31, 2002 by the Board of Directors. In connection with the acquisition of KG Data, the Company entered into a three year employment agreement, expiring March 31, 2002, with the former President and sole stockholder of KG Data. This agreement provides for a base salary of $100,000 plus bonus and incentive compensation as deemed appropriate by the Board of Directors. The former President and sole stockholder of KG Data has been terminated. The Company has accrued the remaining amounts due under the employment agreement. See Note 15.

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        The Company maintains a defined contribution plan that covers substantially all of its employees. Employees may contribute a portion of their compensation as defined under the Internal Revenue Code and employer contributions are discretionary. There were no employer contributions in 2001, 2000 or 1999.

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

                        The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows:

                          April 30,                                     2001                              2000
                        ========================================================================================================

                                                              Carrying       Estimated         Carrying         Estimated
                                                               Amount        Fair Value         Amount          Fair Value
                        --------------------------------------------------------------------------------------------------------
                          Convertible debentures              $732,643        $366,000         $767,602          $615,000
                        ========================================================================================================




15.   RESTRUCTURING     The Company commenced a broad restructuring aimed at
      COSTS             achieving profitability and positive cash flow in fiscal
                        2002 by reducing costs and focusing on market opportunities which offer the greatest revenue potential.

                        The Company closed its KG Data division and closed the related Connecticut facility. The Company has reduced its headcount from 103 to 63 fulltime employees and consolidated its two Virginia facilities into one. As a result of these and other cost saving activities, quarterly operating expenses should decline by approximately $1,000,000 (or approximately $4,000,000 annually) in fiscal 2002. One time charges associated with these restructuring activities totaling $1,588,000 are reflected in the Company's operating results for its fourth fiscal quarter

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        for the year ended April 30, 2001.
                        During the fiscal year ended April 30, 2001, the Company recorded $1,364,000 in costs associated with closing its KG division. These costs were as follows:

                        Inventory writedown                     $  554,000
                        Goodwill impairment                        347,000
                        Severance                                  337,000
                        Other                                      126,000
                        -------------------------------------------------------

                        Total                                   $1,364,000
                        =======================================================

                        Also during the fourth quarter, the Company recorded $224,000 in costs associated with the consolidation of excess operating facilities. Such costs are primarily associated with a reserve for non-cancelable lease costs. Remaining cash expenditures relating to work force reductions and termination of employment agreements will be substantially paid in the first and second quarters of fiscal 2002. Amounts related to the remaining lease commitments due to the consolidation of facilities will be paid over the respective lease term through fiscal 2003 or shorter if settled for a lower amount. The Company expects to substantially complete implementation of its restructuring program by the end of the first quarter of fiscal 2002

                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

16.   SUPPLEMENTAL      Supplemental information on interest paid is as follows:
      CASH FLOW
      INFORMATION

                        For the year ended April 30,                                2001                 2000              1999
                        -------------------------------------------------------------------------------------------------------

                        Interest                                                $159,500               $1,728      $         --
                        =======================================================================================================


                        Supplemental disclosure of non-cash investing and financing activities:

                         For the year ended April 30,                                  2001            2000                1999
                        -------------------------------------------------------------------------------------------------------
                        Common stock issued for
                            Cronus acquisition                               $           --        $  9,275,132      $       --
                        =======================================================================================================

                        Liabilities assumed in
                            Cronus acquisition                               $           --        $ 10,104,104      $       --
                        =======================================================================================================

                        Issuance of common stock in
                            connection with acquisition
                            of assets of KG Data                             $           --        $         --      $  845,000
                        =======================================================================================================

                        Issuance of stock for
                            convertible debentures                           $       39,620        $  2,050,236      $1,073,310
                        =======================================================================================================

                        Liabilities settled through
                            issuance of common stock                         $       80,777        $  1,863,142      $       --
                        =======================================================================================================

                        Warrants issued to nonemployees                      $           --        $    570,817      $       --
                        =======================================================================================================


                        Dividend on prepaid warrants                         $       98,417        $        --       $       --
                        =======================================================================================================


                                             FASTCOMM COMMUNICATIONS CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

17.   QUARTERLY         Summarized quarterly financial data for fiscal 2001 and
      FINANCIAL DATA    2000 is as follows:
      (UNAUDITED)

                                                                                     Quarter
                                                                ------------------------------------------------

           2001                                         First                Second                  Third                 Fourth
           =========================================================================================================================
           Net sales                               $3,647,933            $4,200,675             $1,842,651             $1,226,784
           Gross profit                             2,247,750             2,737,512                953,448                181,643
           Net loss                                (1,848,288)           (1,494,009)            (3,341,853)            (6,130,363)
           Basic and diluted loss per share             (0.07)                (0.06)                 (0.13)                 (0.22)


                                                                                     Quarter
                                                                ------------------------------------------------

           2000                                         First                Second                  Third                 Fourth
           =========================================================================================================================
           Net sales                               $1,747,457            $1,568,651             $1,175,418             $1,923,391
           Gross profit                               967,782               731,579                500,041                141,457
           Net loss                                  (776,538)           (1,253,712)            (1,437,826)            (3,348,886)
           Basic and diluted loss per share             (0.05)                (0.07)                 (0.07)                 (0.16)


During the fourth quarter ended April 30, 2001, the Company recorded a provision for doubtful accounts of $1,117,845 which had the effect of increasing the operating loss by $1,117,845 or $0.05 per share. The Company recorded increases in the allowance for doubtful accounts in the first three quarters based on its best estimate of amounts collectible from customers. During the fourth quarter, collectibility problems arose with two significant customers. The Company revised downward its estimate of the amounts it could collect and, accordingly, increased the allowance for doubtful accounts.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

FASTCOMM COMMUNICATIONS CORPORATION

The audits referred to in our report, which includes an explanatory paragraph related to substantial doubt about the Company's ability to continue as a going concern, to FastComm Communications Corporation, dated July 14, 2001 which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index for each of the three years in the period ended April 30, 2001. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

                                                                BDO Seidman, LLP



Washington, D.C.
July 20, 2001

                                             FASTCOMM COMMUNICATIONS CORPORATION


                                   SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                                                     SCHEDULE II
================================================================================

                                                              Balance   Charged to                      Balance
                                                         at Beginning    Costs and                       at End
                                                            of Period     Expenses   Deductions       of Period
----------------------------------------------------------------------------------------------------------------
Year Ended April 30, 1999

   Reserves and allowances deducted from asset accounts:
         Obsolescence reserve for
            inventory                                      $1,370,000   $   80,000   $       --       $1,450,000
         Allowance for doubtful accounts                   $  300,000   $   78,792   $ (78,792)(1)    $  300,000
================================================================================================================

Year Ended April 30, 2000

   Reserves and allowances deducted from asset accounts:
         Obsolescence reserve for
            inventory                                      $1,450,000   $  815,347   $(1,665,347)(2)  $  600,000
         Allowance for doubtful accounts                   $  300,000   $    1,764   $   (26,764)(1)  $  275,000
================================================================================================================

Year Ended April 30, 2001

   Reserves and allowances deducted from asset account:
         Obsolescence reserve for
            Inventory                                      $  600,000   $  772,541   $(772,541)(2)    $  600,000
         Allowance for doubtful accounts                   $  275,000   $1,328,923   $(203,923)(1)    $1,400,000
================================================================================================================

(1) Accounts written off
(2) Inventory scrapped or disposed of

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


NONE.

                                    PART III.


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following lists the directors and executive officers of the Company, their ages, descriptions of their business experience and positions held with the
Company:

        Name                         Age          Position
        ----                         ---          --------
        Peter C. Madsen(1) (2)       50           President, Chief Executive Officer and Chairman of the Board
        Mark H. Rafferty             46           Vice President - Finance, Treasurer, Secretary and Director
        William A. Grant             48           Executive Vice President - Global Sales
        Dr. Kenneth Bloom            52           Vice President - Mainframe Networking
        Safa Alkateb                 33           Vice President - Engineering
        Michael Harmon               38           Vice President - Business Development
        Roy Wainwright               53           Executive Vice President
        George Glass                 57           Vice President - Engineering
        Darlene Greenhaw             50           Vice President - Sales
        Edward R. Olson(1) (2)       60           Director
        F. Michael Pascoe            49           Director
        Thomas G. Amon(1) (2)        54           Director

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

WILLIAM A. GRANT was Executive Vice President - Global Sales for the Company from November, 1997 to January, 2001. From October 1996 through October 1997, Mr. Grant served as Vice President - Global Sales for Memotec Communications Corporation. From January 1994 through September 1996, Mr. Grant was Vice President - Business Development for FastComm. Prior to this time, Mr. Grant was President of Inteletouch Corporation, a telecommunications equipment company. Mr. Grant left the Company effective January 12, 2001.

DR. KENNETH A. BLOOM has served as Vice President - Mainframe Networking since March 1999. For five years prior to this time, Dr. Bloom was President and sole stockholder of KG Data Systems, Inc., which was acquired by the Company in March 1999.

SAFA ALKATEB was Vice President - Engineering for the Company from February 1999 to December 2000. From April 1994 to January 1999, Mr. Alkateb held a variety of engineering positions within the Company. From October 1992 to March 1994, Mr. Alkateb was Product Development Senior Software Engineer for Novak Engineering Company, an engineering consulting firm. Mr. Alkateb left the Company effective December 15, 2000.

MICHAEL L. HARMON has been Vice President - Business Development for the Company since November 2000. From 1989 through 2000, Mr. Harmon held various software and business development positions at Bechtel Corporation.

ROY WAINWRIGHT was Executive Vice President of the Company from April 2000 to November 2000. From March 1997 to March 2000, Mr. Wainwright was Vice President/ General Manager of Cronus Communications Inc. From June 1995 to March 1997,
Mr. Wainwright was Associate Vice President - Product Marketing at Computer Sciences Corporation. Mr. Wainwright left the Company effective November 15, 2000.

GEORGE GLASS has been Vice President - Engineering of the Company since December 2000. For the five preceding years, Mr. Glass was Vice President - Engineering and Operations Manager of Cronus Technology, Inc. and its predecessor company, Anadigicom.

DARLENE GREENHAW has been Vice President - Sales for the Company since April 3, 2000. From October 1999 to March 2000, Ms. Greenhaw was Vice President - Sales at Cronus Communications Inc. From September 1987 to September 1999, Ms. Greenhaw was Vice President - Sales at Newbridge Networks Inc.

EDWARD R. OLSON has served as a director since January 1989. Mr. Olson has served as President and Chief Executive Officer of Woods Equipment Company since February 2001 and as Chairman since November 2000. Mr. Olson has also served as President and Chief Executive Officer of Ed Olson Consulting Group, Ltd. since 1993. Additionally, he has served as Principal of Dominion Management LLC and its predecessor KPMG Baymark Strategies LLC since 1995. Mr. Olson was President and Chief Operating Officer of Porta Systems Corporation from 1995 to 1997 and President and Chairman of M-C Industries from 1990 to 1997. Mr. Olson is a director of Dynamic Metal Forming, Inc. and S&L Metal Products Corporation.

F. MICHAEL PASCOE has served as a director since August 2000. From December 1999 to June 2000, Mr. Pascoe was President and CEO of Pairgain Technologies, a DSL company. From 1986 to 1999, Mr. Pascoe held various senior management positions at Newbridge Networks Corporation, a Canadian telecommunications equipment manufacturer. Mr. Pascoe serves as a director of Anda Networks and Mariner Networks.

THOMAS G. AMON has served as a director since December 1994. For the past five years, Mr. Amon has been an attorney in private practice in New York City. Since June 1, 1999, Mr. Amon has been a partner in the law firm of Sokolow, Dunaud, Mercadier & Carreras, LLP located in New York, NY and Paris, France.

In September 1999, the Company's Chief Executive Officer and its Chief Financial Officer agreed to a settlement with the SEC. Without admitting or denying the allegations, the Company's Chief Executive Officer and its Chief Financial Officer each agreed to consent to the entry of an Order to cease and desist committing or causing any violations or any future violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20 and 13a-13 promulgated thereunder. The Company's Chief Financial Officer also agreed to cease and desist from committing or causing any violations or any future violations of Rule 13a-1 promulgated under the Exchange Act.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during its fiscal year ended April 30, 2001, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid by the Company to the five named executives (the "Named Executive Officers") for services furnished in all capacities to the Company during the fiscal year ended April 30, 2001, as well as such compensation paid by the Company to the Named Executive Officers during the Company's two previous fiscal years



                                                                                                          LONG TERM
                                                                                                        COMPENSATION
                                                            ANNUAL COMPENSATION                            AWARDS
                                           --------------------------------------------------------     ------------
                                                                                                          SHARES OF
                                                                                       OTHER ANNUAL     COMMON STOCK
                                                                                       COMPENSATION      UNDERLYING
NAME AND PRINCIPAL POSITION                  YEAR       SALARY ($)        BONUS ($)       ($) (1)          OPTIONS
--------------------------------------------------------------------------------------------------------------------
Peter C. Madsen (2)                          2001          100,000            -           7,600            250,000
  President, CEO and Chairman                2000          100,000            -           7,600            200,000
  of the Board of Directors                  1999           96,154            -           7,320             20,000

Mark H. Rafferty (3)                         2001          130,000            -           7,600            150,000
  Vice President and                         2000          130,000            -           7,300            233,334
  Chief Financial Officer                    1999          125,000            -           8,075             20,000

William A. Grant (4)                         2001          147,044            -           4,500             15,000
  Executive Vice President-                  2000          175,000            -           6,000             65,000
  Global Sales                               1999          167,983            -           6,000             35,000

Darlene Greenhaw                             2001          162,500            -             -                  -
  Vice President - Sales                     2000            9,375            -             -               80,000

George Glass (5)
  Vice President - Engineering               2001          137,333            -             -                3,000






1)  Automobile benefit.

2) At April 30, 2001, Mr. Madsen held 1,760,510 restricted shares of Common Stock with a market value of $510,548 at that date.

3) At April 30, 2001, Mr. Rafferty held 13,420 restricted shares of Common Stock with a market value of $3,892 at that date.

4) At April 30, 2001, Mr. Grant held 36,667 restricted shares of Common Stock with a market value of $10,633 at that date. Mr. Grant left the Company effective January 15, 2001.

5) At April 30, 2001, Mr. Glass held 8,632 restricted shares of Common Stock with a market value of $2,503 at that date.

FISCAL 2001OPTION GRANTS

The following table sets forth information concerning grants of stock options to the Named Executive Officers made pursuant to the Company's 1999 Stock Option Plan during the fiscal year ended April 30, 2001:

                     Stock Option Grants in Fiscal Year 2001

                                INDIVIDUAL GRANTS



The exercise price of each option may not be less than 100% of the fair market value of the stock on the date of the grant for incentive options or 85% of such fair market value for non-qualified stock options, as determined by the Board of Directors. The vesting period is determined by the Board of Directors. Options expire five years from the date of grant and, in most cases, upon termination of employment.




                         Securities        Percent of                                          Potential Realizable Value
                         Underlying       Total Options        Exercise                          at Assumed Annual Rates
                           Options         Granted to             or                          of Stock Price Appreciation
                           Granted        Employees in        Base Price     Expiration             For Option Term
Name                         (#)           Fiscal Year          ($/sh)          Date             5% ($)          10% ($)
----                         ---           -----------          ------          ----             ------          -------
Peter C. Madsen            250,000           21.07%              $0.51        6/2/2005         $35,250           $77,750

Mark H. Rafferty           150,000           12.64%              $0.51        6/2/2005         $21,150           $46,650

George Glass                 3,000             0.3%              $0.51        12/11/05            $423              $933

William A. Grant            15,000            1.26%              $2.06        8/2/2004          $8,535           $18,870



As part of a program to retain its employees, the Company adopted a program to re-price the options of its current employees. The Company also re-priced the options issued to its board of directors and to its chairman of the board. Under the program, the exercise price of current stock options was changed to $0.51 per share. Although each employee could elect not to participate in this program, the exercise price of approximately 2.5 million options was changed to the lower price. Under applicable accounting rules, the Company will have to account for future variations in the price of its common stock above $0.51 per share as compensation expense until the repriced options are either exercised, cancelled or expire. This calculation will be made each quarter based upon the performance of the Company's common stock in that quarter. Accordingly, operating results and earnings per share will be subjected to potentially significant fluctuations based upon changes in the market price of the Company's common stock.

FISCAL 2001 AGGREGATE OPTION EXERCISES AND YEAR-END OPTION VALUES

The following table sets forth information concerning each exercise of stock options during the fiscal year ended April 30, 2001 by each of the Named Executive Officers and the fiscal year-end value of unexercised options held by such persons:


                                                                        Shares               Value of
                                                                      Underlying            Unexercised
                                                                      Unexercised          in-the-money
                                                                      Options at            Options at
                                                                     Fiscal Year-          Fiscal Year-
                               Shares            Value                  End (#)               End ($)
                             Aquired on         Realized             Exercisable/          Exercisable/
Name                         Exercise (#)         ($)                Unexercisable         Unexercisable
----
Peter C. Madsen                 13,333           4,133          450,000        6,667     $0          $0

Mark H. Rafferty                   -               -            366,111       62,223     $0          $0

Darlene Greenhaw                   -               -             40,000       40,000     $0          $0

William A. Grant                11,000          17,972          192,333       11,667     $0          $0

George Glass                       -               -              5,333       13,667     $0          $0





BOARD REPORT ON EXECUTIVE COMPENSATION

The Company does not have a formal compensation committee. Compensation levels for executive officers are approved by the Board of Directors. The Board of Directors is presently comprised of the following individuals: Peter C. Madsen, Thomas G. Amon, Edward R. Olson, F. Michael Pascoe and Mark H. Rafferty. Salaries are reviewed periodically and are based on individual performance, the extent of individual experience and responsibility and comparisons with salaries paid in the industry.

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

The Board granted six executive officers options during fiscal 2001. Five of these grants were determined by the individuals performance, responsibility and seniority. The remaining grant was a condition of employment.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year, Peter C. Madsen, Edward R. Olson, Thomas G. Amon, F. Michael Pascoe and Mark H. Rafferty as directors participated in deliberations of the Company's Board of Directors concerning executive officer compensation and stock option grants, including their own. None of such directors was party to any reportable interlock or participation during fiscal 2001.

EMPLOYMENT AND CONTROL ARRANGEMENTS

Pursuant to the Employment Agreement dated September 18, 1992, Mr. Madsen was elected President and Chief Executive Officer of the Company at an annual base salary of $100,000 per year. Under this agreement, Mr. Madsen has been granted full control of and authority over the operations of the Company, subject to the general oversight of the Board of Directors. This agreement, which currently expires on January 31, 2002, is renewable thereafter on a year to year basis.

In connection with the acquisition of KG Data, the Company entered into a three year Employment and Non Competition Agreement on March 31, 1999 with Dr. Kenneth
A. Bloom. The Agreement provides that Dr. Bloom be employed by the Company in a senior management capacity at an annual salary of $100,000 plus incentives.

DIRECTOR COMPENSATION

Directors receive no cash compensation for their services as such, however, the Board of Directors has authorized payment of reasonable expenses incurred by non-employee directors in connection with attendance at meetings of the Board of Directors. Further, members of the Company's Board of Directors are granted options to purchase shares of common stock of the Company pursuant to the Company's 1999 Stock Option Plan. During fiscal year 2001, the Company granted options to purchase 30,000 shares of its common stock of the Company to both Edward R. Olson and Thomas G. Amon and 50,000 options to F. Michael Pascoe. Also during fiscal year 2001, the Board granted Mr. Amon options to purchase an additional 50,000 shares of common stock of the Company for his professional assistance in the acquisition of Cronus. The Chairman of the Board receives no compensation for serving in such capacity.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At July 20, 2001, there were 29,066,624 shares of common stock of the Company issued and outstanding. As of such date, options to purchase 3,783,765 shares of common stock were outstanding.

Each holder of shares of common stock of the Company, but not holders of unexercised options, is entitled to one vote per share on each matter, which may be presented at a meeting of shareholders. Cumulative voting is not allowed. The Company's shares of common stock are quoted on the OTC Bulletin Board under the symbol FSCX. OB.

The following table sets forth information regarding ownership of shares of common stock of the Company at July 20, 2001, by each person who is known by management of the Company to own beneficially more than five percent of the common stock of the Company(setting forth the address of each such person), by each Director, by the Named Executive Officers of the Company identified in "Item 11. Executive Compensation," and by all Directors and Named Executive Officers of the Company as a group. Shares issuable on exercise of options exercisable within 60 days of July 20, 2001 are deemed to be outstanding for the purpose of computing the percentage ownership of persons beneficially owning such warrants or options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

                                                   Amount and Nature
Name and address of Beneficial Owner            of Beneficial Ownership         Percent of Class
------------------------------------            -----------------------         ----------------
Peter C. Madsen (1)                                     2,210,510 (2)                 7.49%
  Sterling, Virginia

Edward R. Olson (1)                                        80,000 (3)                 0.27%
  Reston, Virginia

Thomas G. Amon (1)                                        148,854 (4)                 0.51%
  New York, New York

Mark H. Rafferty (1)                                      379,531 (5)                 1.29%
  Centreville, Virginia

William A. Grant                                          234,000 (6)                 0.80%
  Ashburn, Virginia

Roy Wainwright                                            212,198 (7)                 0.73%
  Fairfax, Virginia

Safa Alkateb                                              255,834 (8)                 0.87%
  Sterling, Virginia

Darlene Greenhaw                                           40,000 (9)                 0.14%
  Fairfax, Virginia

Michael Harmon                                             20,000 (10)                0.07%
  Damascus, Maryland

F. Michael Pascoe (1)                                      16,667 (11)                0.06%
  Toronto, Ontario, Canada

George Glass                                               13,965 (12)                0.05%
  Ashburn, Virginia

Kenneth A. Bloom                                          669,949 (13)                2.30%
  Norwalk, Connecticut


All Named Officers and Directors as as group            4,281,508                    14.57%




1) Director

2) Gives effect to 450,000 options owned by Mr. Madsen exercisable within 60 days

3) Gives effect to 73,334 options owned by Mr. Olson exercisable within 60 days

4) Gives effect to 126,667 options owned by Mr. Amon exercisable within 60 days

5) Gives effect to 366,111 options owned by Mr. Rafferty exercisable within 60 days

6) Gives effect to 197,333 options owned by Mr. Grant exercisable within 60 days

7) Gives effect to 125,000 options owned by Mr. Wainwright exercisable within 60 days

8) Gives effect to 253,834 options owned by Mr. Alkatebexercisable within 60 days

9) Gives effect to 40,000 options owned by Ms. Greenhaw exercisable within 60 days

10) Gives effect to 20,000 options owned by Mr. Harmon exercisable within 60 days

11) Gives effect to 16,667 options owned by Mr. Pascoe exercisable within 60 days

12) Gives effect to 8,632 options owned by Mr. Glass exercisable within 60 days

13) Gives effect to 80,000 options owned by Dr. Bloom exercisable within 60 days

14) Percent of Class based upon 29,066,624 shares outstanding at July 20, 2001

The Company is unaware of any arrangement the operation of which could at a subsequent date result in a change in control of the Company.



ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


The Company paid the law firm of Sokolow, Dunaud, Mercadier and Carreras LLP $185,000 in the fiscal year ended April 30, 2001. Thomas G. Amon, a Director of the Company since December 1994, is a partner in this law firm.

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

          (a)(3)   Exhibits.

The exhibits filed as a part of this Report are listed on the Exhibit Index following this Report.

          (b)       Reports on Form 8-K.

The Company filed one report on Form 8-K in the fourth quarter of its fiscal year ended April 30, 2001 announcing the February 2001 private placement.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 30, 2001.


                             FASTCOMM COMMUNICATIONS CORPORATION


                             By: /s/ Peter C. Madsen
                                 -------------------
                                 Peter C. Madsen
                                 President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on July 30, 2001.

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



    /s/ Peter C. Madsen                  President (Principal Executive Officer)
  ----------------------------------     and Director
              Peter C Madsen







    /s/ Mark H. Rafferty                 Vice President - Finance, Secretary,
  ----------------------------------     Treasurer and Director
             Mark H. Rafferty            (Principal Financial and Accounting
                                         Officer)



    /s/ Thomas G. Amon
  ----------------------------------
               Thomas G. Amon            Director




    /s/ Edward R. Olson
  ----------------------------------
               Edward R. Olson           Director






    /s/ F. Michael Pascoe
  ----------------------------------
               F. Michael Pascoe         Director

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

4.9(e)     Debenture Purchase and Security Agreement by and between FastComm
           Communications Corporation and Wesley Clover Corporation dated May
           22, 2001.

4.10(e)    Form of Convertible Subordinated Secured Debenture dated June 8, 2001.

4.11(e)    Form of Common Stock Purchase Warrant between FastComm Communications
           Corporation in favor of Wesley Clover Corporation dated as of June 8, 2001.


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

10.26      Loan Agreement with Alliance Financial Capital Corporation

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

(e)     Filed with Form 8K dated June 12, 2001