Form 10-Q
period 2001-07-28
FASTCOMM COMMUNICATIONS CORP
filed 2001-09-12
CIK 828529

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended   July 28, 2001   .
                                      --------------------

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transaction period from                to
                                        --------------    --------------------

        Commission file number     0-17168     .
                              ------------------


                       FASTCOMM COMMUNICATIONS CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


                     Virginia                               54-1289115
        -----------------------------------       ------------------------------
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

        As of September 5, 2001, there were 29,314,199 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

        No exhibits are filed with this report, which consists of 18 consecutively numbered pages.

                       FASTCOMM COMMUNICATIONS CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS






PART I         FINANCIAL INFORMATION                                                                  Page No.
                                                                                                      --------
       Item 1. Financial Statements

               Consolidated Statements of Operations
               Fiscal quarter ended July 28, 2001 and July 29, 2000 .......................................3

               Consolidated Balance Sheets
               July 28, 2001 and April 30, 2001............................................................4

               Consolidated Statements of Cash Flows
               Fiscal quarter ended July 28, 2001 and July 29, 2000 .......................................5

               Summary of Accounting Policies ...........................................................6-7

               Notes to Consolidated Financial Statements ..............................................8-10

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........................................11-16


PART II        OTHER INFORMATION

       Item 1. Legal Proceedings..........................................................................17


SIGNATURES................................................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       FASTCOMM COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                   (unaudited)

                                                         Fiscal quarter ended
                                                   --------------------------------
                                                     July 28,            July 29,
                                                       2001                2000
                                                   ------------        ------------
Revenue                                            $  1,390,406        $  3,647,933

Expenses
       Cost of sales                                    661,130           1,400,183
       Selling, general and administrative              993,144           1,768,903
       Research and development                         657,116           1,311,423
       Depreciation and amortization                    958,383             936,657
                                                   ------------        ------------
Loss from operations                                 (1,879,367)         (1,769,233)

Other income (expense)
       Other income                                          --               1,723
       Interest income                                       --               6,780
       Interest expense                                (166,891)            (87,558)
                                                   ------------        ------------

Net loss                                             (2,046,258)         (1,848,288)
                                                   ------------        ------------

Dividend on prepaid warrants                            (46,475)                 --

Net loss attributable to common shareholders       $ (2,092,733)       $ (1,848,288)
                                                   ============        ============



Basic and diluted loss per share                         ($0.07)             ($0.07)


Weighted average number of shares                    29,097,523          26,025,032




      See accompanying notes to unaudited consolidated financial statements

                       FASTCOMM COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                           July 28,            April 30,
                                                             2001                2001
                                                         ------------        ------------
                                                         (unaudited)
Current assets
     Cash and cash equivalents                           $    593,008        $     69,125
     Accounts receivable, net                               1,283,548           1,379,526
     Inventories, net                                       2,424,189           2,759,284
     Prepaid and other                                          1,600              13,628
                                                         ------------        ------------
                                                            4,302,345           4,221,563


Property and equipment, net                                   941,764           1,147,594
Deferred investment advisory fee                               30,044             120,172
Goodwill, net                                               7,962,529           8,714,070
Other assets                                                   38,828              18,830
                                                         ------------        ------------
                                                         $ 13,275,510        $ 14,222,229
                                                         ============        ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current portion of notes payable                    $  1,000,000        $  1,000,000
     Accounts receivable financing loan                       146,828             356,200
     Current portion of capital lease obligations                  --               1,519
     Checks issued against future deposits                         --             111,278
     Accounts payable                                       2,222,027           3,074,381
     Accrued compensation                                     345,035             978,011
     Other current liabilities                              1,492,378           1,556,283
                                                         ------------        ------------
                                                            5,206,268           7,077,672

Convertible debentures                                      3,224,615             732,643
                                                         ------------        ------------
                                                            8,430,883           7,810,315
                                                         ------------        ------------

Shareholders' equity
     Common stock, $.01 par value,                            290,979             290,666
     (50,000,000 shares authorized; 26,504,665 and
     29,097,874 issued and outstanding)
     Additional paid in capital                            49,291,266          48,812,608
     Accumulated deficit                                  (44,737,618)        (42,691,360)
                                                         ------------        ------------
     Total shareholders' equity                             4,844,627           6,411,914

                                                         ------------        ------------
                                                         $ 13,275,510        $ 14,222,229
                                                         ============        ============




      See accompanying notes to unaudited consolidated financial statements

                       FASTCOMM COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                   Fiscal quarter ended
                                                              ------------------------------
                                                                July  28,          July 29,
                                                                  2001               2000
                                                              -----------        -----------
Operating activities
    Net loss                                                  $(2,046,258)       $(1,848,288)

  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                                 958,383            936,657
    Write-offs of Accounts Receivable                            (198,200)              (607)
    Provision for inventory obsolescense                          100,000             26,901
    Non cash interest expense on convertible debentures            62,395             14,392
    Amortization of deferred investment advisory fee               90,128             90,129
  Changes in assets and liabilities
    Accounts receivable                                           294,178           (519,188)
    Inventories                                                   235,095           (777,143)
    Prepaid and other current assets                               12,028           (134,741)
    Other assets                                                  (19,998)                --
    Accounts payable and accrued compensation                  (1,485,330)           762,110
    Other current liabilities                                    (155,357)          (135,133)

                                                              -----------        -----------
    Net cash used in operating activities                      (2,152,936)        (1,584,911)
                                                              -----------        -----------

Investing activities
    Additions of property, plant and equipment                     (1,012)           (48,535)
    Increase in acquisition costs                                      --           (101,905)

                                                              -----------        -----------
    Net cash used in investing activities                          (1,012)          (150,440)
                                                              -----------        -----------

Financing activities
    Checks issued against future deposits                        (111,278)                --
    Net proceeds from the issuance of common stock                     --          1,170,400
    Net proceeds from the issuance of prepaid warrants                 --            346,607
    Net proceeds from issuance of convertible debenture         3,000,000                 --
    Repayments on capital lease obligations                        (1,519)            (9,544)
    Repayments of accounts receivable line of credit             (209,372)          (219,517)
    Increase in restricted cash                                        --            (37,900)

                                                              -----------        -----------
    Net cash provided by financing activities                   2,677,831          1,250,046
                                                              -----------        -----------

Net increase (decrease) in cash and cash equivalents              523,883           (485,305)

Cash and cash equivalents, beginning of period                     69,125            548,136
                                                              -----------        -----------

Cash and cash equivalents, end of period                      $   593,008        $    62,831
                                                              ===========        ===========




      See accompanying notes to unaudited consolidated financial statements

                       FASTCOMM COMMUNICATIONS CORPORATION
                         SUMMARY OF ACCOUNTING POLICIES




USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets and evaluation of the impairment of goodwill. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of July 28, 2001, the estimates used in the financial statements are adequate based on the information currently available.

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

RECENT ACCOUNTING PRONOUNCEMENT
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 142, "Accounting for Goodwill" ("SFAS 142"). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under the Statement, the Company would discontinue the periodic amortization of goodwill effective with the adoption of the Statement. Also, the Company would have to test any remaining goodwill for possible impairment within the first six months of adopting the Statement based on new valuation criteria set forth in the Statement. Based on information available, the Company estimates that annual amortization expense will be reduced approximately $920,000 excluding any potential impairment charge which may result from the implementation of the new impairment test criteria or reclassification of goodwill to other intangible assets. The Statement becomes effective in 2003.

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

In the opinion of Management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation and all such adjustments are of a normal and recurring nature. The results of operations as presented in this report are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2002.

The Company's fiscal year ends on April 30. For interim reporting purposes the interim fiscal quarters are closed on the first weekend following the calendar quarter end date, unless the quarter end date falls on a weekend, in which case such weekend is used as the interim fiscal quarter end. The quarter ended July 28, 2001 consisted of 89 calendar days while the quarter ended July 29, 2000 consisted of 91 calendar days.

2.       EARNINGS (LOSS) PER SHARE
Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. For the quarters presented, the earnings per share calculation does not include common share equivalents in that the inclusion of such equivalents would be antidilutive.

3.      INVENTORIES
Inventories are valued at the lower of cost or market and consist of the following:

                             July 28,       April 30,
                               2001           2001
                          -----------------------------
Production materials        $1,114,562    $1,366,116
Work in process                532,281       487,209
Finished goods                 777,346       905,959
                            ----------    ----------
                            $2,424,189    $2,759,284
                            ==========    ==========

4.      ACCOUNTS RECEIVABLE FINANCING AGREEMENT
On February 6, 2001, the Company entered into an accounts receivable financing agreement with Alliance Financial Capital, Inc. Under the terms and conditions of this agreement, the Company can borrow up to the lesser of $3,000,000 or up to 85% of eligible accounts receivable, as defined in the agreement. The accounts receivable financing agreement bears interest at the prime rate plus 1.0% plus an additional 1.5% per invoice funded. The term of this agreement is for twelve months with a minimum average daily account balance of $750,000.

5.      SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK
The fiscal quarter ended July 28, 2001 includes sales to one unrelated third party that represented 42% of total revenues. The fiscal quarter ended July 29, 2000 includes sales of $1,032,000 to this party representing 28% of total revenues. In addition, the fiscal quarter ended July 29, 2000 included sales of $572,000, $417,000 and $368,000 representing 16%, 11% and 10%, respectively, of total revenues to three other unrelated third parties.

6.      INCOME TAXES
The Company has estimated its annual effective tax rate at 0% due to uncertainty over the level of earnings in fiscal 2002. Also, the Company has net operating loss carryforwards for income tax reporting purposes for which no income tax benefit has been recorded due to uncertainty over generation of future taxable income.

7.      LONG TERM DEBT
In May 2001, the Company raised $3,000,000 through the sale of a 10% senior secured convertible debenture to Wesley Clover Corporation. All or any portion of this Debenture may be converted into shares of common stock of the Company by dividing the aggregate principle amount converted together with all accrued but unpaid interest to the date of conversion by $0.446. The entire debenture plus accrued interest is due and payable in a single installment on June 8, 2006, unless sooner accelerated or converted into shares of common stock. In connection with this investment, the Company also issued warrants entitling Wesley Clover to purchase 3,363,229 shares of common stock of the Company for $0.5575 per share. The warrants expire on June 8, 2006 and may be called for redemption, by the Company, at such time as the bid price of the Company's shares of common stock remains above $1.12 for 30 (thirty) consecutive trading days.

The Company valued the warrant component of this investment at $525,546 using the Black-Scholes valuation model, and accordingly, recorded this amount as a discount. This discount will be amortized into interest expense over the five year life of the warrants. Quarterly amortization charges to interest expense of $17,518 have been recorded in the current fiscal quarter.

8.      STOCK OPTIONS
The Company has both qualified and non-qualified stock option plans (the "Plans") under which options to purchase up to 4,750,000 shares of common stock may be granted to officers, directors and other key employees of the Company.

The exercise price of each option may not be less than 100% of the fair market value of the stock on the date of grant for incentive stock options or 85% of such fair market value for non-qualified stock options, as determined by the Board. Generally, options vest over a three year period and expire five years from the date of grant and, in most cases, upon termination of employment. The following table relates to options granted, exercised and cancelled during the three month period ended July 28, 2001:

                                   Number of
                                     Shares            Price per share
                                   ---------      -----------------------
Outstanding at April 30, 2001      3,783,765      $ 0.25   to   $   12.00
Granted during the period            253,000      $ 0.30   to   $    0.51
Cancelled during the period         (490,634)     $ 0.46   to   $    3.97
                                   ---------
Outstanding at July 28, 2001       3,546,131      $ 0.25   to   $   12.00

The Company has adopted the disclosure-only provisions of SFAS-No. 123 "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. For SFAS No. 123 purposes, the weighted average fair value of each option granted during the quarter has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.4%, expected volatility of 95%, expected option life of 5 years and dividend payout rate of zero. Using these assumptions, the weighted average fair value of the stock options granted is $0.28 for the quarter ended July 28, 2001. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

If the Company had elected to recognize compensation cost based on the fair value at the grant dates for options issued under the plans described above, consistent with the method prescribed by SFAS No. 123, net loss applicable to common shareholders and loss per share would have been changed to the pro forma amounts indicated below:

                                                   Three months ended       Three months ended
Net loss applicable to common shareholders:           July 28, 2001            July 29, 2000

               As reported                           $   (2,046,258)          $   (1,848,288)
               Proforma                              $   (2,463,296)          $   (2,247,806)

Basic and diluted loss per share:
               As reported                           $        (0.07)          $        (0.07)
               Proforma                              $        (0.08)          $        (0.09)

As part of a program to retain its employees, the Company adopted a program to re-price the options of its current employees. The Company also re-priced the options issued to its board of directors and to its chairman of the board. Under the program, the exercise price of current stock options was changed to $0.51 per share. Although each employee could elect not to participate in this program, the exercise price of approximately 2.5 million options was changed to the lower price. Under applicable accounting rules, the Company will have to account for future variations in the price of its common stock above $0.51 per share as compensation expense until the repriced options are either exercised, cancelled or expire. This calculation will be made each quarter based upon the performance of the Company's common stock in that quarter. Accordingly, operating results and earnings per share will be subjected to potentially significant fluctuations based upon changes in the market price of the Company's common stock. For the quarter ended July 28, 2001, operating results and earnings per share were not impacted by this repricing because the price of the common stock at July 28, 2001 was below $0.51 per share.

9.      RESTRUCTURING COSTS
In fiscal year 2001, the Company commenced a broad restructuring aimed at achieving profitability and positive cash flow in its fiscal year 2002. Accordingly, in fiscal year 2001, the Company established a $618,000 liability for future cash expenditures associated with this restructuring. During the current fiscal quarter, the Company charged $190,000 against this liability. The Company anticipates that the remainder of this liability will be substantially paid in the second quarter of the current fiscal year.

10.     COMMITMENTS AND CONTINGENCIES
A supplier of parts for the Company's integrated access device product line has filed an action against the Company. The Plaintiff seeks $96,581 for goods sold and delivered, $280,662 for goods allegedly manufactured but not yet delivered and $380,015 for parts allegedly ordered by Plaintiff to fulfill anticipated orders. The Company filed its answer to the complaint on June 15, 2001 and intends to vigorously defend this case.

On January 29, 2001, two individuals holding subordinated senior notes totaling $1,000,000 commenced an action in the Circuit Court, Cook County, Illinois against the Company, Cronus, certain former principal shareholders of Cronus and a liquidating trust established by Cronus and its trustees seeking repayment of the notes, together with accrued interest. FastComm has filed an answer and counterclaim. In connection with this lawsuit, two co-defendants have filed cross-claims for indemnification against the Company. The Company has denied liability for indemnification in the circumstances of the lawsuit. All motions and discovery have been stayed pending the results of settlement discussions.

The Company was recently sued in Federal District Court N.D. Illinois by Richard
L. Abrahams, as Trustee of the R.L.A. 1993 Trust (the "Trust"). The action is for an alleged breach of contract entered into by the Company and the Trust in March 2000 in connection with the Cronus acquisition. The trust seeks a declaratory judgment stating that the Company must issue to it, approximately 628,000 shares of common stock, which it contends, are due under the agreement, together with unspecified damages and costs.

The Company has been engaged in settlement discussions with the plaintiffs in each of the two previously mentioned actions and believes that it has reached tentative settlement agreements in each case which it expects to finalize in the second fiscal quarter. The proposed terms of these agreements would not have a material adverse impact on the Company's financial statements.

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

The Company valued the warrant component of this investment at $525,546 using the Black-Scholes valuation model, and accordingly, recorded this amount as a discount. This discount will be amortized into interest expense over the five year life of the warrants. Quarterly amortization charges to interest expense of $17,518 have been recorded in the current fiscal quarter.

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

The Company discontinued its ChanlComm product line that was designed by KG Data and closed its Connecticut facility. Until recently, the Company had been actively marketing the technology associated with this division. The Company has reduced its headcount from 103 to 63 fulltime employees and consolidated its two Virginia facilities into one. As a result of these and other cost saving activities, operating expenses have declined by approximately $1 million per quarter. One time charges for these restructuring activities were reflected in the Company's operating results for its fourth fiscal quarter for the year ended April 30, 2001.

The Company will require additional funding to meet future working capital needs and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of convertible debt or equity, through investments made by strategic partners and through the exercise of in the money common stock warrants and options. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company.

There can be no assurance that the required increased sales and improved operating efficiencies necessary to return to profitability will materialize.

As part of a program to retain its employees, the Company adopted a program to re-price the options of its current employees. The Company also re-priced the options issued to its board of directors and to its chairman of the board. Under the program, the exercise price of current stock options was changed to $0.51 per share. Although each employee could elect not to participate in this program, the exercise price of approximately 2.5 million options was changed to the lower price. Under applicable accounting rules, the Company will have to account for future variations in the price of its common stock above $0.51 per share as compensation expense until the re-priced options are either exercised, cancelled or expire. This calculation will be made each quarter based upon the performance of the Company's common stock in that quarter. Accordingly, operating results and earnings per share will be subjected to potentially significant fluctuations based upon changes in the market price of the Company's common stock. For the quarter ended July 28, 2001, operating results and earnings per share were not impacted by this re-pricing because the price of the common stock at July 28, 2001 was below $0.51 per share.


RESULTS OF OPERATIONS

REVENUE

                        Fiscal quarter ended
                   -------------------------------
                      July 28,        July 29,
                        2001            2000
                   --------------  ---------------
                     $1,390,406      $3,647,933

Total revenues decreased $2,258,000 or 62%, compared with that of the corresponding quarter of the previous fiscal year. This decrease is primarily attributable to a decline in unit sales of all of the Company's products associated with a global downturn in the demand for telecommunications equipment.

The fiscal quarter ended July 28, 2001 includes sales to one unrelated third party that represented 42% of total revenues.

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

COST OF GOODS SOLD AND GROSS MARGIN

                                Fiscal quarter ended
                           -----------------------------
                              July 28,        July 29,
                               2001            2000
                           -------------   -------------
Cost of sales                 $ 661,130     $ 1,400,183

Gross margin                         52%             62%

Gross margin on product sales approximated 60% in the current fiscal quarter, compared to 62% recorded in the corresponding quarter of the previous fiscal year. The Company increased its reserve for inventory obsolescence by $100,000 in the quarter ended July 28, 2001. This reduced gross margin to 52%. The Company has recorded a $700,000 reserve for inventory obsolescence, which management believes is adequate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                Fiscal quarter ended
                           -----------------------------
                              July 28,        July 29,
                               2001            2000
                           -------------   -------------
                              $ 993,144     $ 1,768,903

Selling, general and administrative expenses decreased $776,000, or 44%, when compared with that of the corresponding quarter in the previous fiscal year. In response to the global downturn in demand for telecommunications equipment, the Company reduced headcount, cut back on travel and other discretionary expenses, and consolidated operating facilities. Accordingly, salary and related expenses declined $417,000; travel expenses declined $103,000; professional fees declined $118,000; and office and occupancy expenses declined $93,000.


RESEARCH AND DEVELOPMENT EXPENSES

                                Fiscal quarter ended
                           -----------------------------
                              July 28,        July 29,
                               2001            2000
                           -------------   -------------
                              $ 657,116     $ 1,311,423

Research and development expenditures consist primarily of hardware and software engineering personnel expenses, subcontracting costs, equipment, prototypes and facilities. These expenses decreased $654,000 or 50%, in the current quarter when compared with the corresponding quarter of the previous fiscal year. This decrease in expenses is primarily attributable to the reductions in headcount, facility costs and research and development costs associated with the discontinuance of the ChanlComm product line.

The markets for the Company's products are characterized by continuing technological change. The Company intends to continue to make substantial investments in product and technology development and believes that its future success depends significantly upon its ability to continue to enhance existing products and to develop or acquire new products that maintain the Company's technological competitiveness.

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

DEPRECIATION AND AMORTIZATION

                                Fiscal quarter ended
                           -----------------------------
                             July 28,        July 29,
                               2001            2000
                           -------------   -------------
                             $ 958,383       $ 936,657

The increase in depreciation and amortization is primarily associated with the increased depreciation associated with fixed asset additions.


LIQUIDITY AND CAPITAL RESOURCES

At July 28, 2001, the Company had a cash balance of $577,000. During the current fiscal quarter, working capital deficit decreased from $2.9 million at April 30, 2001 to $820,000 at July 28, 2001. At July 28, 2001, the Company had a current ratio of 0.84 to one.

As of the date of this report, the Company has $60,000 in cash and $900,000 in accounts receivable. The Company is in various stages of negotiation with several large potential customers as well as potential sources of financing.

MAY PRIVATE PLACEMENT
In May 2001, the Company raised $3,000,000 through the sale of a 10% senior secured convertible debenture to Wesley Clover Corporation. All or any portion of this Debenture may be converted into shares of common stock of the Company by dividing the aggregate principle amount converted together with all accrued but unpaid interest to the date of conversion by $0.446. The entire debenture plus accrued interest is due and payable in a single installment on June 8, 2006, unless sooner accelerated or converted into shares of common stock. In connection with this investment, the Company also issued warrants entitling Wesley Clover to purchase 3,363,229 shares of common stock of the Company for $0.5575 per share. The warrants expire on June 8, 2006 and may be called for redemption, by the Company, at such time as the bid price of the Company's shares of common stock remains above $1.12 for 30 (thirty) consecutive trading days.

The Company valued the warrant component of this investment at $525,546 using the Black-Scholes valuation model, and accordingly, recorded this amount as a discount. This discount will be amortized into interest expense over the five year life of the warrants. Quarterly amortization charges to interest expense of $17,518 have been recorded in the current fiscal quarter.

UNEXERCISED WARRANTS
When and if exercised, the unexercised warrants associated with this offering and other prior offerings and agreements would generate a maximum of $13,000,000 in additional cash for the Company. The Company can give no assurance as to whether any warrants will be exercised, nor to the amount of cash that will be generated, if any of these securities are exercised.

ACCOUNTS RECEIVABLE FINANCING AGREEMENT
On February 6, 2001, the Company entered into an accounts receivable financing agreement with Alliance Financial Capital, Inc. Under the terms and conditions of this agreement, the Company can borrow up to the lesser of $3,000,000 or 85% of eligible accounts receivable, as defined in the agreement. The accounts receivable financing agreement bears interest at prime rate plus 1.0% plus an additional 1.5% per invoice funded. The term of this agreement is for twelve months with a minimum average daily account balance of $750,000.

In connection with the acquisition of Cronus, the Company assumed $1,000,000 in debt to two individuals, which is subordinated in priority and payment to all senior debt referenced above. This debt matured on December 10, 2000. The Company is currently in default on the repayment of this debt and the individuals have commenced a lawsuit against the Company. The Company is actively working to settle this matter.

The Company anticipates that it may require additional funding to meet future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties, by investments by strategic partners and through the exercise of in the money common stock warrants and options. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company

THREE MONTHS OF FISCAL 2002 COMPARED TO THREE MONTHS OF FISCAL 2001
The Company used $2,153,000 in cash from operations during the three months ended July 28, 2001 compared to $1,585,000 in cash used in operations during the corresponding period of the previous fiscal year. This $648,000 increase is primarily attributable to an increase in funds used to satisfy current liabilities offset by funds generated from accounts receivable and reduced inventory purchases.

Cash provided by financing activities is primarily attributable to the sale of a $3,000,000, 10% senior secured convertible debenture to Wesley Clover Corporation.

RESTRUCTURING COSTS
In fiscal year 2001, the Company commenced a broad restructuring aimed at achieving profitability and positive cash flow in its fiscal year 2002. Accordingly, in fiscal year 2001, the Company established a $618,000 liability for future cash expenditures associated with this restructuring. During the current fiscal quarter, the Company charged $190,000 against this liability. The Company anticipates that the remainder of this liability will be substantially paid in the second quarter of the current fiscal year.

INCOME TAXES
The Company has estimated its annual effective tax rate at 0% due to uncertainty over the level of earnings in fiscal year 2002. Also, the Company has net operating loss carry-forwards for income tax reporting purposes for which no income tax benefit has been recorded due to uncertainty over generation of future taxable income.

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 142, "Accounting for Goodwill" ("SFAS 142"). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under the Statement, the Company would discontinue the periodic amortization of goodwill effective with the adoption of the Statement. Also, the Company would have to test any remaining goodwill for possible impairment within the first six months of adopting the Statement based on new valuation criteria set forth in the Statement. Based on information available, the Company estimates that annual amortization expense will be reduced approximately $920,000 excluding any potential impairment charge which may result from the implementation of the new impairment test criteria or reclassification of goodwill to other intangible assets. The Statement becomes effective in 2003.

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

In March 2000, the FASB issued interpretation No.44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 for (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements.

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

OTHER FACTORS
THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED FOOTNOTES INCLUDED IN THE COMPANY'S LATEST ANNUAL REPORT ON FORM 10-K.

THE COMPANY CONTINUES TO EXPERIENCE SEVERE CASH FLOW PROBLEMS RESULTING FROM REDUCED SALES AND SLOW COLLECTIONS. FURTHER, THE COMPANY'S INDEPENDENT AUDITORS HAVE INCLUDED A PARAGRAPH IN THEIR OPINION WHICH INDICATES THAT, BASED ON RECENT OPERATING LOSSES, ALONG WITH EXISTING WORKING CAPITAL AND ACCUMULATED DEFICITS, THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THE COMPANY'S LATEST ANNUAL REPORT ON FORM 10-K

CERTAIN PARTS OF THE FOREGOING DISCUSSION AND ANALYSIS MAY INCLUDE FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. AS A CONSEQUENCE, ACTUAL RESULTS MIGHT DIFFER MATERIALLY FROM RESULTS FORECAST OR SUGGESTED IN ANY FORWARD-LOOKING STATEMENTS. SEE "MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS -- CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION" IN THE COMPANY'S LATEST ANNUAL REPORT ON FORM 10-K.

PART II.  OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

A supplier of parts for the Company's integrated access device product line has filed an action against the Company. The Plaintiff seeks $96,581 for goods sold and delivered, $280,662 for goods allegedly manufactured but not yet delivered and $380,015 for parts allegedly ordered by Plaintiff to fulfill anticipated orders. The Company filed its answer to the complaint on June 15, 2001 and intends to vigorously defend this case.

On January 29, 2001, two individuals holding subordinated senior notes totaling $1,000,000 commenced an action in the Circuit Court, Cook County, Illinois against the Company, Cronus, certain former principal shareholders of Cronus and a liquidating trust established by Cronus and its trustees seeking repayment of the notes, together with accrued interest. FastComm has filed an answer and counterclaim. In connection with this lawsuit, two co-defendants have filed cross-claims for indemnification against the Company. The Company has denied liability for indemnification in the circumstances of the lawsuit. All motions and discovery have been stayed pending the results of settlement discussions.

The Company was recently sued in Federal District Court N.D. Illinois by Richard
L. Abrahams, as Trustee of the R.L.A. 1993 Trust (the "Trust"). The action is for an alleged breach of contract entered into by the Company and the Trust in March 2000 in connection with the Cronus acquisition. The trust seeks a declaratory judgment stating that the Company must issue to it, approximately 628,000 shares of common stock, which it contends, are due under the agreement, together with unspecified damages and costs.

The Company has been engaged in settlement discussions with the plaintiffs in each of the two previously mentioned actions and believes that it has reached tentative settlement agreements in each case which it expects to finalize in the second fiscal quarter. The proposed terms of these agreements would not have a material adverse impact on the Company's financial statements.

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




FASTCOMM COMMUNICATIONS CORPORATION
                                                    (Registrant)







                                                         /s/ Peter C. Madsen
Date: September 11, 2001                            By:
Peter C. Madsen                                         ------------------------
President,  Chief Executive Officer
and Chairman of the Board of Directors
 (Principal Executive Officer)






                                                         /s/ Mark H. Rafferty
Date: September  11, 2001                           By:
Mark H. Rafferty                                        ------------------------
Vice President, Chief Financial Officer
Treasurer,  Secretary and Director
(Principal Financial and Accounting Officer)