Form 10-Q
period 2001-10-27
FASTCOMM COMMUNICATIONS CORP
filed 2001-12-11
CIK 828529

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  (Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       October 27, 2001
                                 ----------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                 to
                                ----------------  ---------------------

Commission file number        0-17168
                       -----------------------


                       FASTCOMM COMMUNICATIONS CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


             Virginia                              54-1289115
---------------------------------           ----------------------------
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

As of December 7, 2001, there were 29,818,677 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

No exhibits are filed with this report, which consists of 17 consecutively numbered pages.

                       FASTCOMM COMMUNICATIONS CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS











PART I            FINANCIAL INFORMATION                                                                         Page No.
                                                                                                                --------

         Item 1.  Financial Statements

                  Consolidated Statements of Operations
                  Fiscal quarter and two fiscal quarters ended
                  October   27,  2001 and  October 28, 2000.........................................................3

                  Consolidated Balance Sheets
                  October 27, 2001 and April 30, 2001...............................................................4

                  Consolidated Statements of Cash Flows
                  Two fiscal quarters ended
                  October 27, 2001 and October 28, 2000.............................................................5

                  Summary of Accounting Policies....................................................................6

                  Notes to Consolidated Financial Statements  ....................................................7-9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................................................10-15


PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................................16


SIGNATURES.........................................................................................................17




                                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FASTCOMM COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                   (unaudited)


                                                         Fiscal quarter ended                 Two fiscal quarters ended
                                                    -------------------------------       -------------------------------
                                                    October 27,        October 28,        October 27,        October 28,
                                                       2001               2000               2001               2000
                                                    ------------       ------------       ------------       ------------

Revenue                                             $    906,892       $  4,200,675       $  2,297,298       $  7,848,608

Expenses
        Cost of sales                                    384,390          1,463,163          1,045,520          2,863,346
        Selling, general and administrative            1,121,666          1,723,887          2,114,810          3,492,790
        Research and development                         673,904          1,493,615          1,331,020          2,805,038
        Depreciation and amortization                    958,346          1,019,171          1,916,729          1,955,828
        Impairment of long-lived assets                5,600,000               --            5,600,000               --
                                                    ------------       ------------       ------------       ------------
Loss from operations                                  (7,831,414)        (1,499,161)        (9,710,781)        (3,268,394)

Other income (expense)
        Other income                                      19,698            100,263             19,698            101,896
        Interest income                                     --                5,258               --               12,038
        Interest expense                                (185,986)          (100,369)          (352,877)          (187,927)
                                                    ------------       ------------       ------------       ------------

Net loss                                              (7,997,702)        (1,494,009)       (10,043,960)      $ (3,342,297)
                                                    ------------       ------------       ------------       ------------

Dividend on prepaid warrants                             (46,482)           (36,311)           (92,957)           (36,311)

Net loss attributable to common shareholders        $ (8,044,184)      $ (1,530,320)      $(10,136,917)      $ (3,378,608)
                                                    ============       ============       ============       ============



Basic and diluted loss per share                    $      (0.27)      $      (0.06)      $      (0.35)      $      (0.13)


Weighted average number of shares                     29,647,690         26,416,001         29,375,663         26,221,596




      See accompanying notes to unaudited consolidated financial statements

                       FASTCOMM COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS

                                                                                October 27,            April 30,
                                                                                    2001                 2001
                                                                               ------------          ------------
                                                                                (unaudited)
Current assets
      Cash and cash equivalents                                                $      2,326          $     69,125
      Accounts receivable, net                                                      678,044             1,379,526
      Inventories, net                                                            2,231,122             2,759,284
      Prepaid and other                                                                 369                13,628
                                                                               ------------          ------------
                                                                                  2,911,861             4,221,563


Property and equipment, net                                                         735,329             1,147,594
Deferred investment advisory fee                                                       --                 120,172
Goodwill, net                                                                     1,610,988             8,714,070
Other assets                                                                         38,828                18,830
                                                                               ------------          ------------
                                                                               $  5,297,006          $ 14,222,229
                                                                               ============          ============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Current portion of notes payable                                         $  1,000,000          $  1,000,000
      Accounts receivable financing loan                                            145,608               356,200
      Current portion of capital lease obligations                                     --                   1,519
      Checks issued against future deposits                                            --                 111,278
      Accounts payable                                                            2,299,756             3,074,381
      Accrued compensation                                                          287,043               978,011
      Other current liabilities                                                   1,513,165             1,556,283
                                                                               ------------          ------------
                                                                                  5,245,572             7,077,672

Convertible debentures                                                            3,250,892               732,643
                                                                               ------------          ------------
                                                                                  8,496,464             7,810,315
                                                                               ------------          ------------
Shareholders' equity
      Common stock, $.01 par value,                                                 297,186               290,666

      (50,000,000 shares authorized; 26,504,665 and
      29,718,623 issued and outstanding)
      Additional paid in capital                                                 49,238,676            48,812,608
      Accumulated deficit                                                       (52,735,320)          (42,691,360)
                                                                               ------------          ------------
      Total shareholders' equity                                                 (3,199,458)            6,411,914
                                                                               ------------          ------------
                                                                               $  5,297,006          $ 14,222,229
                                                                               ============          ============





      See accompanying notes to unaudited consolidated financial statements

                            FASTCOMM COMMUNICATIONS CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (unaudited)


                                                                                Two fiscal quarters ended
                                                                         --------------------------------------
                                                                          October 27,               October 28,
                                                                              2001                      2000
                                                                         ------------              ------------

Operating activities
    Net loss                                                             $(10,043,960)             $ (3,342,297)

  Adjustments to reconcile net loss to net cash used
      in operating activities:
    Depreciation and amortization                                           1,916,729                 1,955,828
    Impairment of long-lived assets                                         5,600,000                      --
    Writeoffs of accounts receivable                                       (1,007,287)                  (11,713)
    Provision for bad debt                                                    164,657                      --
    Provision for inventory obsolescense                                      150,000                   198,661
    Non cash interest expense on convertible debentures                       152,234                    28,785
    Amortization of deferred investment advisory fee                          120,172                   180,258
  Changes in assets and liabilities
    Accounts receivable                                                     1,544,112                (1,741,616)
    Inventories                                                               378,162                (1,462,689)
    Prepaid and other current assets                                           13,259                  (211,630)
    Other assets                                                              (19,998)                   (1,179)
    Accounts payable and accrued compensation                              (1,465,594)                  647,657
    Other current liabilities                                                (244,514)                 (258,462)
                                                                         ------------              ------------
    Net cash used in operating activities                                  (2,742,028)               (4,018,397)
                                                                         ------------              ------------

Investing activities
    Additions of property, plant and equipment                                 (1,382)                 (127,892)
    Increase in acquisition costs                                                --                    (109,645)
                                                                         ------------              ------------
    Net cash used in investing activities                                      (1,382)                 (237,537)
                                                                         ------------              ------------

Financing activities
    Checks issued against future deposits                                    (111,278)                     --
    Net proceeds from the issuance of common stock                               --                   1,170,400
    Net proceeds from the issuance of prepaid warrants                           --                   3,079,450
    Net proceeds from issuance of convertible debenture                     3,000,000                      --
    Net proceeds from exercise of warrants and options
                                                                                                        361,521
    Repayments on capital lease obligations                                    (1,519)                   (9,847)
    Repayments of accounts receivable line of credit                         (210,592)                 (573,926)
    Increase in restricted cash                                                  --                     (70,400)
                                                                         ------------              ------------
    Net cash provided by financing activities                               2,676,611                 3,957,198
                                                                         ------------              ------------

Net increase (decrease) in cash and cash equivalents                          (66,799)                 (298,736)


Cash and cash equivalents, beginning of period                                 69,125                   548,136
                                                                         ------------              ------------

Cash and cash equivalents, end of period                                 $      2,326              $    249,400
                                                                         ============              ============






      See accompanying notes to unaudited consolidated financial statements

                       FASTCOMM COMMUNICATIONS CORPORATION
                         SUMMARY OF ACCOUNTING POLICIES





USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets and evaluation of the impairment of goodwill. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of October 27, 2001, the estimates used in the financial statements are adequate based on the information currently available.

REVENUE RECOGNITION

Revenues from product sales are recognized at the time of product shipment. An allowance is provided for estimated sales returns and un-collectible accounts. Also, the Company establishes a reserve for estimated warranty claims at the time of product shipment.

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

RECENT ACCOUNTING PRONOUNCEMENT

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 142, "Accounting for Goodwill" ("SFAS 142"). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under the Statement, the Company would discontinue the periodic amortization of goodwill effective with the adoption of the Statement. Also, the Company would have to test any remaining goodwill for possible impairment within the first six months of adopting the Statement based on new valuation criteria set forth in the Statement. Based on information available, the Company estimates that annual amortization expense will be reduced approximately $3,000,000 as the Company believes all goodwill will be written down or amortized to expense by April 30, 2002. The Statement becomes effective in fiscal 2003.

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

The Company's fiscal year ends on April 30. For interim reporting purposes the interim fiscal quarters are closed on the first weekend following the calendar quarter end date, unless the quarter end date falls on a weekend, in which case such weekend is used as the interim fiscal quarter end. The fiscal quarters ended October 27, 2001 and October 28, 2000 each consisted of 91 calendar days.

2.        EARNINGS (LOSS) PER SHARE

Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. For the quarters presented, the earnings per share calculation does not include common share equivalents in that the inclusion of such equivalents would be antidilutive.

3.       IMPAIRMENT OF  LONG-LIVED ASSETS

Net revenues generated by the Company's signaling product line declined from $5.6 million for the six months ended October 28, 2000 to $1.6 million for the six months ended October 27, 2001. Accordingly, the Company initiated a review for possible impairment of the related long-lived assets as required under generally accepted accounting principles.

The Company evaluated the long-lived assets of its signaling product line, which consisted of goodwill associated with the acquisition of Cronus Technologies, for impairment in accordance with SFAS No, 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." The review was based on future undiscounted cash flows. Based on this calculation, the Company recorded an impairment charge of $5,600,000 in the current fiscal quarter to reduce goodwill to its estimated net realizable value.

4.       INVENTORIES

Inventories are valued at the lower of cost or market and consist of the following:

                                     October 27,           April 30,
                                        2001                 2001
                                    --------------------------------
Production materials                $ 1,499,534          $ 1,366,116
Work in process                         360,430              487,209
Finished goods                          371,158              905,959
                                    -----------          -----------
                                    $ 2,231,122          $ 2,759,284
                                    ===========          ===========

5.       ACCOUNTS RECEIVABLE FINANCING AGREEMENT

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

6.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK

The fiscal quarter ended October 27, 2001 includes sales of $236,000 to one unrelated third party that represented 26% of total revenues. The fiscal quarter ended October 28, 2000 includes sales of $1,142,000 and $518,000 representing 27% and 12% of total revenues to two unrelated third parties.

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

The Company valued the warrant component of this investment at $525,546 using the Black-Scholes valuation model, and accordingly, recorded this amount as a discount. This discount will be amortized into interest expense over the five year life of the warrants. Amortization charges to interest expense of $26,277 have been recorded in the current fiscal quarter. On a fiscal year to date basis, such charges total $43,795.


9.       STOCK OPTIONS

The Company has both qualified and non-qualified stock option plans (the "Plans") under which options to purchase up to 4,750,000 shares of common stock may be granted to officers, directors and other key employees of the Company.

The exercise price of each option may not be less than 100% of the fair market value of the stock on the date of grant for incentive stock options or 85% of such fair market value for non-qualified stock options, as determined by the Board. Generally, options vest over a three year period and expire five years from the date of grant and, in most cases, upon termination of employment. The following table relates to options granted, exercised and cancelled during the six month period ended October 27, 2001:

                                            Number of
                                             Shares             Price per share
                                            ---------           ---------------

Outstanding at April 30, 2001               3,783,765           $0.25 to $12.00
Granted during the period                     432,000           $0.30 to  $0.51
Cancelled during the period                  (595,634)          $0.30 to  $3.97
                                            ---------
Outstanding at October 27, 2001             3,620,131           $0.25 to $12.00



The Company has adopted the disclosure-only provisions of SFAS-No. 123 "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. For SFAS No. 123 purposes, the weighted average fair value of each option granted during the quarter has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.4%, expected volatility of 95%, expected option life of 5 years and dividend payout rate of zero. Using these assumptions, the weighted average fair value of the stock options granted is $0.28 for the quarter ended October 27, 2001. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

If the Company had elected to recognize compensation cost based on the fair value at the grant dates for options issued under the plans described above, consistent with the method prescribed by SFAS No. 123, net loss applicable to common shareholders and loss per share would have been changed to the pro forma amounts indicated below:



                                              Six months ended   Six months ended
Net loss applicable to common shareholders:   October 27, 2001   October 28, 2000

         As reported                           $(10,136,917)       $ (3,378,608)
         Proforma                              $(10,568,872)       $ (4,169,072)

Basic and diluted loss per share:

         As reported                           $      (0.35)       $      (0.13)
         Proforma                              $      (0.36)       $      (0.16)



As part of a program to retain its employees, the Company adopted a program to re-price the options of its current employees. The Company also re-priced the options issued to its board of directors and to its chairman of the board. Under the program, the exercise price of current stock options was changed to $0.51 per share. Although each employee could elect not to participate in this program, the exercise price of approximately 2.5 million options was changed to the lower price. Under applicable accounting rules, the Company will have to account for future variations in the price of its common stock above $0.51 per share as compensation expense until the re-priced options are either exercised, cancelled or expire. This calculation will be made each quarter based upon the performance of the Company's common stock in that quarter. Accordingly, operating results and earnings per share will be subjected to potentially significant fluctuations based upon changes in the market price of the Company's common stock. For the quarter and six months ended October 27, 2001, operating results and earnings per share were not impacted by this re-pricing because the price of the common stock at the end of both periods was below $0.51 per share.

10.      RESTRUCTURING COSTS

In fiscal year 2001, the Company commenced a broad restructuring aimed at achieving profitability and positive cash flow in its fiscal year 2002. Accordingly, in fiscal year 2001, the Company established a $618,000 liability for future cash expenditures associated with this restructuring. During the current fiscal year, the Company charged $195,000 against this liability. The Company anticipates that the remainder of this liability will be paid in the current fiscal year.

11.      COMMITMENTS AND CONTINGENCIES

A supplier of parts for the Company's integrated access device product line has filed an action against the Company. The Plaintiff seeks $96,581 for goods sold and delivered, $280,662 for goods allegedly manufactured but not yet delivered and $380,015 for parts allegedly ordered by Plaintiff to fulfill anticipated orders. The Company filed its answer to the complaint, is presently engaged in discovery and intends to vigorously defend this case.

On January 29, 2001, two individuals holding subordinated senior notes totaling $1,000,000 commenced an action in the Circuit Court, Cook County, Illinois against the Company, Cronus, certain former principal shareholders of Cronus and a liquidating trust established by Cronus and its trustees seeking repayment of the notes, together with accrued interest. The Company settled the principal claims on November 30, 2001. The settlement will involve the liquidation of principal and interest over a six month period, which may be extended in certain circumstances and the issuance of warrants to purchase shares of the Company's common stock at a premium to current market price. Three remaining co-defendants in this lawsuit have filed cross-claims for indemnification against the Company. The Company has denied liability for indemnification in the circumstances of the lawsuit. The Company has filed answers, which include counterclaims, to each claim for indemnity.

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

The Company valued the warrant component of this investment at $525,546 using the Black-Scholes valuation model, and accordingly, recorded this amount as a discount. This discount will be amortized into interest expense over the five year life of the warrants. Amortization charges to interest expense of $26,277 have been recorded in the current fiscal quarter. On a fiscal year to date basis, such charges total $43,795.

When and if exercised, the unexercised warrants associated with this offering and other prior offerings and agreements would generate a maximum of $13,000,000 in additional cash for the Company. The Company can give no assurance as to whether any warrants will be exercised, nor to the amount of cash that will be generated, if any of these securities are exercised.

SIGNALING OPPORTUNITIES

In May 2001, FastComm announced the SignalPath Release 7 software which increases performance and system availability in its SignalPath Signaling Gateway product line. Release 7 software has more capacity and supports higher calling volumes which in turn means more revenues for carriers who use the Signaling Gateway product in their networks. This release lays the foundation for future products aimed at supporting large capacity switch vendors who are looking to replace entirely the circuit-switch technology used by incumbent telecom providers with packet networks. The potential market for such products is quite large, and worldwide revenues are expected to expand from approximately $700 million in 2001 to $7 billion in 2004 according to market research estimates.

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

PABX OPPORTUNITIES

In June 2001, the Company introduced the R2 Adapter, a small low cost signaling appliance designed to enable PABX vendors to penetrate international markets where signaling conversion is required. Next generation IP based PABX's are software driven and far more flexible and cheaper to administer than traditional PABX's. According to an independent research report, the market for the IP based PABX's is significant and is expected to grow from $200 million today to $4 billion over the next four years. Currently, some PABX vendors, due to signaling incompatibilities, cannot sell IP based PABX's in parts of the world that employ an R2 signaling variant. The R2 Adapter resolves this incompatibility issue and opens large marketplaces that deploy R2, such as Latin America, the Middle East, Africa and parts of Southeast Asia, to these vendors. The IP/PABX vendors will generally sell one R2 Adapter for every IP based PABX sold. There is a very limited number of suppliers with competing products in the marketplace and accordingly, the Company anticipates future revenue from this product.

RESTRUCTURING

The Company commenced a broad restructuring aimed at achieving profitability and positive cash flow in its fiscal year 2002 by reducing costs and focusing on market opportunities which offer the greatest revenue potential.

The Company has reduced its headcount from 103 to 50 fulltime employees and consolidated its two Virginia facilities into one. As a result of these and other cost saving activities, operating expenses have declined by more than $1 million per quarter. One time charges for these restructuring activities were reflected in the Company's operating results for its fourth fiscal quarter for the year ended April 30, 2001.

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

The Company has yet to achieve profitability or positive cash flow. There can be no assurance that the required increased sales and improved operating efficiencies necessary to return to profitability will materialize.

As part of a program to retain its employees, the Company adopted a program to re-price the options of its current employees. The Company also re-priced the options issued to its board of directors and to its chairman of the board. Under the program, the exercise price of current stock options was changed to $0.51 per share. Although each employee could elect not to participate in this program, the exercise price of approximately 2.5 million options was changed to the lower price. Under applicable accounting rules, the Company will have to account for future variations in the price of its common stock above $0.51 per share as compensation expense until the re-priced options are either exercised, cancelled or expire. This calculation will be made each quarter based upon the performance of the Company's common stock in that quarter. Accordingly, operating results and earnings per share will be subjected to potentially significant fluctuations based upon changes in the market price of the Company's common stock. For the quarter and six months ended October 27, 2001, operating results and earnings per share were not impacted by this repricing because the price of the common stock at the end of both periods was below $0.51 per share.


RESULTS OF OPERATIONS

REVENUE

                      Fiscal quarter ended          Two fiscal quarters ended
                   ----------------------------    ----------------------------
                   October 27,      October 28,    October 27,      October 28,
                      2001             2000           2001             2000
                   -----------      -----------    -----------      -----------
                    $906,892        $4,200,675     $2,297,298       $7,848,608

Total revenues decreased $3,294,000 or 78%, compared with that of the corresponding quarter of the previous fiscal year and $5,551,000, or 71% on a fiscal year to date basis. This decrease is primarily attributable to a decline in unit sales of all of the Company's products associated with a global downturn in the demand for telecommunications equipment.

The fiscal quarter ended October 27, 2001 includes sales of $236,000 to one unrelated third party that represented 26% of total revenues. The fiscal quarter ended October 28, 2000 includes sales of $1,142,000 and $518,000 representing 27%, and 12% of total revenues to two unrelated third parties.

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

COST OF GOODS SOLD AND GROSS MARGIN

                    Fiscal quarter ended         Two fiscal quarters ended
                 ---------------------------    ----------------------------
                 October 27,     October 28,    October 27,      October 28,
                   2001            2000           2001             2000
                 -----------    ------------    -----------      -----------
Cost of sales    $ 384,390      $ 1,463,163     $ 1,045,520      $ 2,863,346

Gross margin            58%              65%             54%              64%

Gross margin on product sales approximated 58% in the current fiscal quarter, compared to 65% recorded in the corresponding quarter of the previous fiscal year. On a fiscal year to date basis, gross margin on product sales approximated 54%. The Company increased its reserve for inventory obsolescence by $50,000 in the current fiscal quarter and by $150,000 on fiscal year to date basis. These reserve increases negatively impacted gross margins by 6% in the current fiscal quarter and by 7% on a fiscal year to date basis. The Company has a $750,000 reserve for inventory obsolescence, which management believes is adequate.

SELLING,  GENERAL AND ADMINISTRATIVE EXPENSES

                    Fiscal quarter ended         Two fiscal quarters ended
                 ---------------------------    ----------------------------
                 October 27,     October 28,    October 27,      October 28,
                   2001            2000           2001             2000
                 -----------    ------------    -----------      -----------
                 $ 1,121,666    $ 1,723,887     $ 2,114,810      $ 3,492,790

Selling, general and administrative expenses decreased $602,000, or 35%, when compared with that of the corresponding quarter in the previous fiscal year and $1,378,000 or 39% on a fiscal year to date basis. In response to the downturn in demand for telecommunications equipment, the Company reduced headcount, cut back on travel and other discretionary expenses, and consolidated operating facilities. Accordingly, associated expenses declined significantly.

RESEARCH AND DEVELOPMENT EXPENSES

                    Fiscal quarter ended         Two fiscal quarters ended
                 ---------------------------    ----------------------------
                 October 27,     October 28,    October 27,      October 28,
                   2001            2000           2001             2000
                 -----------    ------------    -----------      -----------
                  $ 673,904     $ 1,493,615     $ 1,331,020      $ 2,805,038

Research and development expenditures consist primarily of hardware and software engineering personnel expenses, subcontracting costs, equipment, prototypes and facilities. These expenses decreased $820,000 or 55%, in the current quarter when compared with the corresponding quarter of the previous fiscal year and $1,474,000, or 53% on a fiscal year to date basis. This decrease in expenses is primarily attributable to the reductions in headcount, facility costs and discontinuance of the ChanlComm product line.

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

DEPRECIATION AND AMORTIZATION

                    Fiscal quarter ended         Two fiscal quarters ended
                 ---------------------------    ----------------------------
                 October 27,     October 28,    October 27,      October 28,
                   2001            2000           2001             2000
                 -----------    ------------    -----------      -----------
                  $ 958,346     $ 1,019,171     $ 1,916,729      $ 1,955,828

Depreciation and amortization expenses are comparable on both a quarterly and fiscal year to date basis.

IMPAIRMENT OF  LONG-LIVED ASSETS

Net revenues generated by the Company's signaling product line declined from $5.6 million for the six months ended October 28, 2000 to $1.6 million for the six months ended October 27, 2001. Accordingly, the Company initiated a review for possible impairment of the related long-lived assets as required under generally accepted accounting principles.

The Company evaluated the long-lived assets of its signaling product line, which consisted of goodwill associated with the acquisition of Cronus Technologies, for impairment in accordance with SFAS No, 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." The review was based on future undiscounted cash flows. Based on this calculation, the Company recorded an impairment charge of $5,600,000 in the current fiscal quarter to reduce goodwill to its estimated net realizable value.

LIQUIDITY AND CAPITAL RESOURCES

At October 27, 2001, the Company had a cash balance of $2,326. During the current fiscal quarter, working capital deficit increased from $820,000 at July 28, 2001 to $2.3 million at October 27, 2001. At October 27, 2001, the Company had a current ratio of 0.56 to one.

As of the date of this report, the Company has $10,000 in cash and $150,000 in accounts receivable. The Company is in various stages of negotiation with several large potential customers as well as potential sources of financing. The Company can offer no assurance as to the outcome of these negotiations.

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

The Company valued the warrant component of this investment at $525,546 using the Black-Scholes valuation model, and accordingly, recorded this amount as a discount. This discount will be amortized into interest expense over the five year life of the warrants. Amortization charges to interest expense of $26,277 have been recorded in the current fiscal quarter. On a fiscal year to date basis, such charges total $43,795.

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

The Company will require additional funding to meet future expansion and research and development expenses. It is anticipated that such funding will be generated by way of additional placements of equity, through research and development arrangements funded by third parties, by investments by strategic partners and through the exercise of in the money common stock warrants and options. The Company can give no assurance as to whether it will be able to conclude such financing arrangements, or that, if concluded, they will be on terms favorable to the Company

SIX MONTHS OF FISCAL 2002 COMPARED TO SIX MONTHS OF FISCAL 2001

The Company used $2,742,000 in cash from operations during the six months ended October 27, 2001 compared to $4,018,000 in cash used in operations during the corresponding period of the previous fiscal year. This $1,276,000 decrease is primarily attributable to an increase in funds generated from accounts receivable and reduced inventory purchases offset by an increase in the net loss for the period.

Cash provided by financing activities is primarily attributable to the sale of a $3,000,000, 10% senior secured convertible debenture to Wesley Clover Corporation.

RESTRUCTURING COSTS

In fiscal year 2001, the Company commenced a broad restructuring aimed at achieving profitability and positive cash flow in its fiscal year 2002. Accordingly, in fiscal year 2001, the Company established a $618,000 liability for future cash expenditures associated with this restructuring. During the current fiscal year, the Company charged $195,000 against this liability. The Company anticipates that the remainder of this liability will be paid in the current fiscal year.

INCOME TAXES

The Company has estimated its annual effective tax rate at 0% due to uncertainty over the level of earnings in fiscal year 2002. Also, the Company has net operating loss carry-forwards for income tax reporting purposes for which no income tax benefit has been recorded due to uncertainty over generation of future taxable income.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 142, "Accounting for Goodwill" ("SFAS 142"). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under the Statement, the Company would discontinue the periodic amortization of goodwill effective with the adoption of the Statement. Also, the Company would have to test any remaining goodwill for possible impairment within the first six months of adopting the Statement based on new valuation criteria set forth in the Statement. Based on information available, the Company estimates that annual amortization expense will be reduced approximately $3,000,000 as the Company believes all goodwill will be written down or amortized to expense by April 30, 2002. The Statement becomes effective in fiscal 2003.

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

PART II.  OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

A supplier of parts for the Company's integrated access device product line has filed an action against the Company. The Plaintiff seeks $96,581 for goods sold and delivered, $280,662 for goods allegedly manufactured but not yet delivered and $380,015 for parts allegedly ordered by Plaintiff to fulfill anticipated orders. The Company filed its answer to the complaint, is presently engaged in discovery and intends to vigorously defend this case.

On January 29, 2001, two individuals holding subordinated senior notes totaling $1,000,000 commenced an action in the Circuit Court, Cook County, Illinois against the Company, Cronus, certain former principal shareholders of Cronus and a liquidating trust established by Cronus and its trustees seeking repayment of the notes, together with accrued interest. The Company settled the principal claims on November 30, 2001. The settlement will involve the liquidation of principal and interest over a six month period, which may be extended in certain circumstances and the issuance of warrants to purchase shares of the Company's common stock at a premium to current market price. Three remaining co-defendants in this lawsuit have filed cross-claims for indemnification against the Company. The Company has denied liability for indemnification in the circumstances of the lawsuit. The Company has filed answers, which include counterclaims, to each claim for indemnity.

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







Date: December 11, 2001                              By:  /s/ Peter C. Madsen
Peter C. Madsen                                           ----------------------
President,  Chief Executive Officer
and Chairman of the Board of Directors
 (Principal Executive Officer)







Date: December  11, 2001                             By:  /s/ Mark H. Rafferty
Mark H. Rafferty                                          ----------------------
Vice President, Chief Financial Officer
Treasurer,  Secretary and Director
(Principal Financial and Accounting Officer)