Form 10-Q
period 2002-01-26
FASTCOMM COMMUNICATIONS CORP
filed 2002-03-12
CIK 828529

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended       January 26, 2002         .
                               ---------------------------------

                      OR

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

 For the transaction period from_________________  to  ________________________

 Commission file number        0-17168       .
                       -----------------------


                       FASTCOMM COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)


                Virginia                                   54-1289115
      --------------------------------          ------------------------------
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

As of March 8, 2002, there were 33,530,534 shares of the Common Stock, par value $.01 per share, of the registrant outstanding.

No exhibits are filed with this report, which consists of 19 consecutively numbered pages.

                       FASTCOMM COMMUNICATIONS CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION                                    Page No.
                                                                       --------

     Item 1.  Financial Statements

              Consolidated Statements of Operations
              Fiscal quarter and two fiscal quarters ended
              January 26, 2002 and January 27, 2001............................3

              Consolidated Balance Sheets
              January 26, 2002 and April 30, 2001..............................4

              Consolidated Statements of Cash Flows
              Two fiscal quarters ended
              January 26, 2002 and January 27, 2001............................5

              Summary of Accounting Policies.................................6-7

              Notes to Consolidated Financial Statements  ..................8-11

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................12-17


PART II       OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................18


SIGNATURES....................................................................19

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      FASTCOMM COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                             (unaudited)

                                                                    Fiscal quarter ended               Three fiscal quarters ended
                                                           ---------------------------------     -----------------------------------
                                                              January 26,       January 27,        January 26,         January 27,
                                                                 2002              2001               2002                2001
                                                           ----------------    -------------     -----------------   ---------------

Revenue                                                        $   949,799     $  1,842,651          $  3,247,097      $  9,691,259

Expenses
        Cost of sales                                              306,691          889,203             1,352,211         3,752,549
        Selling, general and administrative                        856,878        1,813,793             2,971,688         5,306,583
        Research and development                                   508,697        1,481,843             1,839,717         4,286,881
        Depreciation and amortization                              916,323          963,418             2,833,052         2,919,246
        Impairment of long-lived assets                            872,533                -             6,472,533                 -
                                                           ----------------    -------------     -----------------   ---------------
Loss from operations                                            (2,511,323)      (3,305,606)          (12,222,104)       (6,574,000)

Other income (expense)
        Other income                                                11,516           28,700                31,214           130,686
        Interest income                                                  -           11,690                     -            23,728
        Interest expense                                        (1,310,324)         (76,637)           (1,663,201)         (264,564)
                                                           ----------------    -------------     -----------------   ---------------

Loss before extraordinary item                                  (3,810,131)      (3,341,853)          (13,854,091)       (6,684,150)

Extraordinary item                                                 241,667                -               241,667                 -
                                                           ----------------    -------------     -----------------   ---------------

Net loss                                                        (4,051,798)      (3,341,853)          (14,095,758)       (6,684,150)

Dividend on prepaid warrants                                       (45,911)               -              (138,868)                -
                                                           ----------------    -------------     -----------------   ---------------

Net loss attributable to common shareholders                   $(4,097,709)    $ (3,341,853)         $(14,234,626)     $ (6,684,150)
                                                           ================    =============     =================   ===============


Basic and diluted loss per share before extraordinary item          ($0.13)          ($0.13)               ($0.47)           ($0.25)

Extraordinary loss per share                                         (0.01)               -                 (0.01)                -
                                                           ----------------    -------------     -----------------   ---------------

Basic and diluted loss per share                                    ($0.14)          ($0.13)               ($0.48)           ($0.25)
                                                           ================    =============     =================   ===============


Weighted average number of shares                               30,289,980       26,442,772            29,682,685        26,288,946


      See accompanying notes to unaudited consolidated financial statements

                       FASTCOMM COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                January 26,                April 30,
                                                                                   2002                       2001
                                                                            -------------------       ---------------------
                                                                                (unaudited)
Current assets
      Cash and cash equivalents                                                    $   204,443                $     69,125
      Accounts receivable, net                                                         328,217                   1,379,526
      Inventories, net                                                               1,894,474                   2,759,284
      Prepaid and other                                                                      -                      13,628
                                                                            -------------------       ---------------------
                                                                                     2,427,134                   4,221,563


Property and equipment, net                                                            558,606                   1,147,594
Deferred investment advisory fee                                                             -                     120,172
Goodwill, net                                                                                -                   8,714,070
Other assets                                                                            62,648                      18,830
                                                                            -------------------       ---------------------
                                                                                   $ 3,048,388                $ 14,222,229
                                                                            ===================       =====================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Liability to be settled through issuance of common stock                     $ 1,375,000                $  1,000,000
      Accounts receivable financing loan                                                39,751                     356,200
      Current portion of capital lease obligations                                           -                       1,519
      Checks issued against future deposits                                                  -                     111,278
      Accounts payable                                                               1,901,647                   3,074,381
      Accrued compensation                                                             420,405                     978,011
      Other current liabilities                                                      1,429,312                   1,556,283
                                                                            -------------------       ---------------------
                                                                                     5,166,115                   7,077,672

Convertible debentures                                                               3,277,169                     732,643
                                                                            -------------------       ---------------------
                                                                                     8,443,284                   7,810,315
                                                                            -------------------       ---------------------
Shareholders' equity
      Common stock, $.01 par value,                                                    335,305                     290,666
      (50,000,000 shares authorized; 33,530,534 and
      29,066,624 issued and outstanding)
      Additional paid in capital                                                    51,056,917                  48,812,608
      Accumulated deficit                                                          (56,787,118)                (42,691,360)
                                                                            -------------------       ---------------------
      Total shareholders' equity                                                    (5,394,896)                  6,411,914

                                                                            -------------------       ---------------------
                                                                                   $ 3,048,388                $ 14,222,229
                                                                            ===================       =====================


      See accompanying notes to unaudited consolidated financial statements

               FASTCOMM COMMUNICATIONS CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (unaudited)


                                                                       Three fiscal quarters ended
                                                                     ----------------------------------
                                                                       January 26,        January 27,
                                                                          2002               2001
                                                                     -----------------------------------

Operating activities
    Net loss                                                          $(14,095,758)       $ (6,684,150)
  Adjustments to reconcile net loss to net cash used
        in operating activities:
    Depreciation and amortization                                        2,833,052           2,919,246
    Impairment of long-lived assets                                      6,472,533                   -
    Write-offs of accounts receivable                                   (1,075,540)                  -
    Provision for bad debt                                                 183,022              10,000
    Provision for inventory obsolescense                                   200,000             200,000
    Non cash interest expense on convertible debentures                  1,245,958              43,178
    Non cash stock compensation                                             12,500                   -
    Amortization of deferred investment advisory fee                       120,172             270,386
    Extraordinary loss                                                     241,667                   -
  Changes in assets and liabilities
    Accounts receivable                                                  1,943,827              51,626
    Inventories                                                            664,810          (1,846,749)
    Prepaid and other current assets                                        13,628            (179,450)
    Other assets                                                           (43,818)             30,575
    Accounts payable and accrued compensation                           (1,730,340)            586,252
    Other current liabilities                                             (166,232)            102,969
                                                                      -------------        ------------
    Net cash used in operating activities                               (3,180,519)         (4,496,117)
                                                                      =============        ============

Investing activities
    Additions of property, plant and equipment                              (2,527)           (212,006)
    Increase in acquisition costs                                                -              35,575
                                                                      -------------        ------------
    Net cash used in investing activities                                   (2,527)           (176,431)
                                                                      =============        ============

Financing activities

    Checks issued against future deposits                                 (111,278)
    Net proceeds from the issuance of common stock                               -           1,170,400
    Net proceeds from the issuance of prepaid warrants                           -           3,079,450
    Net proceeds from issuance of convertible debenture                  3,000,000                   -
    Net proceeds from exercise of warrants and options                     747,610             383,443
    Repayments on capital lease obligations                                 (1,519)            (11,303)
    Repayments of accounts receivable line of credit                      (316,449)           (268,320)
    Increase in restricted cash                                                  -            (229,258)
                                                                      -------------        ------------
    Net cash provided by financing activities                            3,318,364           4,124,412
                                                                      =============        ============
Net increase (decrease) in cash and cash equivalents                       135,318            (548,136)
Cash and cash equivalents, beginning of period                              69,125             548,136
                                                                      -------------        ------------
Cash and cash equivalents, end of period                              $    204,443         $         -
                                                                      =============        ============


      See accompanying notes to unaudited consolidated financial statements

                       FASTCOMM COMMUNICATIONS CORPORATION
                         SUMMARY OF ACCOUNTING POLICIES


USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets and evaluation of the impairment of goodwill. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of January 26, 2002, the estimates used in the financial statements are adequate based on the information currently available.

REVENUE RECOGNITION
Revenues from product sales are recognized at the time of product shipment. An allowance is provided for estimated sales returns and uncollectible accounts. Also, the Company establishes a reserve for estimated warranty claims at the time of product shipment.

GOODWILL
The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated period of benefit, which ranges from 4 to 7 years. The Company periodically evaluates the goodwill for possible impairment. This analysis consists of a comparison of future projected cash flows to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment.

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

RECENT ACCOUNTING PRONOUNCEMENT
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 142, "Accounting for Goodwill" ("SFAS 142"). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under the Statement, the Company would discontinue the periodic amortization of goodwill effective with the adoption of the Statement. Also, the Company would have to test any remaining goodwill for possible impairment within the first six months of adopting the Statement based on new valuation criteria set forth in the Statement. In the third quarter of fiscal year 2002, the Company wrote off all remaining goodwill due to impairment. Accordingly, the Company believes the adoption of SAS 142 will not have a material impact on its financial position or results of operations. The Statement becomes effective for the Company on April 1, 2002.

In August 2001, the FASB approved Statement of Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144").
SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of the Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121. SFAS 144 retains the requirements of SFAS 141 to recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144 excludes goodwill from its scope, describes a probability weighted cash flow estimation approach, and establishes a "primary asset" approach to determine the cash flow estimation period for groups of assets and liabilities. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Company believes that adoption of SFAS 144 will not have a material impact on its financial position or results of operations.

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

The Company's fiscal year ends on April 30. For interim reporting purposes the interim fiscal quarters are closed on the first weekend following the calendar quarter end date, unless the quarter end date falls on a weekend, in which case such weekend is used as the interim fiscal quarter end. The fiscal quarters ended January 26, 2002 and January 27, 2001 each consisted of 91 calendar days.

2.        EARNINGS (LOSS) PER SHARE
Net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding and common share equivalents outstanding for the period. For the quarters presented, the earnings per share calculation does not include common share equivalents in that the inclusion of such equivalents would be antidilutive.

3.       IMPAIRMENT OF  LONG-LIVED ASSETS
Net revenues generated by the Company's signaling product line declined from $6.7 million for the nine months ended January 27, 2001 to $2.1 million for the nine months ended January 26, 2002. Accordingly, the Company continued its review for possible impairment of the related long-lived assets as required under generally accepted accounting principles.

The Company evaluated the long-lived assets of its signaling product line, which consisted of goodwill associated with the acquisition of Cronus Technologies and Comstat Datacomm, for impairment in accordance with SFAS No, 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." The review was based on future undiscounted cash flows. Based on this calculation, the Company recorded an impairment charge of $5,600,000 in the quarter ended October 27, 2001 to reduce goodwill to its estimated net realizable value at that time. The Company continued to see a decline in the revenues generated by its signaling product line in the quarter ended January 26, 2002. Accordingly, the Company performed another review based on undiscounted cash flows. Based on this calculation, the Company recorded an additional impairment charge of $872,533 in the quarter ended January 26, 2002 to reduce goodwill to zero, which is its estimated net realizable value at that time.

4.       INVENTORIES
Inventories are valued at the lower of cost or market and consist of the following:


                                                January 26,            April 30,
                                                   2002                  2001
                                                --------------------------------
Productions materials                           $1,497,441            $1,366,116
Work in process                                    235,369               487,209
Finished goods                                     161,664               905,959
                                                ----------            ----------
                                                $1,894,474            $2,759,284
                                                ==========            ==========

5.       ACCOUNTS RECEIVABLE FINANCING AGREEMENT
On February 6, 2001, the Company entered into an accounts receivable financing agreement with Alliance Financial Capital, Inc. Under the terms and conditions of this agreement, the Company can borrow up to the lesser of $3,000,000 or up to 85% of eligible accounts receivable, as defined in the agreement. The accounts receivable financing agreement bears interest at the prime rate plus 1.0% plus an additional 1.5% per invoice funded. The term of this agreement is for twelve months with a minimum average daily account balance of $750,000. This agreement lapsed effective February 6, 2002. The Company did not renew this agreement.

6.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF RISK
The fiscal quarter ended January 26, 2002 includes sales of $249,000 to one unrelated third party that represents 26% of total revenues. The fiscal quarter ended January 27, 2001 includes sales to five unrelated third parties each of which individually exceeded 10% of total revenues.

7.       EMPLOYEE LOANS AND ADVANCES
During the current fiscal quarter, the Company forgave $103,000 in loans and advances to certain employees, officers and directors.

8.       INCOME TAXES
The Company has estimated its annual effective tax rate at 0% due to uncertainty over the level of earnings in fiscal 2002. Also, the Company has net operating loss carry-forwards for income tax reporting purposes for which no income tax benefit has been recorded due to uncertainty over generation of future taxable income.

9.       LONG TERM DEBT
In May 2001, the Company raised $3,000,000 through the sale of a 10% senior secured convertible debenture to a private investment corporation. All or any portion of this Debenture may be converted into shares of common stock of the Company by dividing the aggregate principle amount converted together with all accrued but unpaid interest to the date of conversion by $0.446. The entire debenture plus accrued interest is due and payable in a single installment on June 8, 2006, unless sooner accelerated or converted into shares of common stock. In connection with this investment, the Company also issued warrants entitling this investor to purchase 3,363,229 shares of common stock of the Company for $0.5575 per share. The warrants expire on June 8, 2006 and may be called for redemption, by the Company, at such time as the bid price of the Company's shares of common stock remains above $1.12 for 30 (thirty) consecutive trading days.

The Company valued the warrant component of this investment at $525,546 using the Black-Scholes valuation model, and accordingly, recorded this amount as a discount. This discount will be amortized into interest expense over the five year life of the warrants. Amortization charges to interest expense of $26,277 have been recorded in the current fiscal quarter. On a fiscal year to date basis, such charges total $70,072.

On December 11, 2001, in an effort to improve its cash position, the Company temporarily reduced the exercise price of all of its outstanding warrants to $0.22 per share. This re-pricing remained in effect through December 31, 2001. On December 20, 2001, this investor exercised all of its warrants generating $740,000 in additional cash for the Company. During the current fiscal quarter, the Company recorded a $1,135,000 non-cash charge to interest expense associated with this transaction.


10.        STOCK OPTIONS
The Company has both qualified and non-qualified stock option plans (the "Plans") under which options to purchase up to 4,750,000 shares of common stock may be granted to officers, directors and other key employees of the Company.

The exercise price of each option may not be less than 100% of the fair market value of the stock on the date of grant for incentive stock options or 85% of such fair market value for non-qualified stock options, as determined by the Board. Generally, options vest over a three year period and expire five years from the date of grant and, in most cases, upon termination of employment. The following table relates to options granted, exercised and cancelled during the nine month period ended January 26, 2002:

                                         Number of
                                          Shares                 Price per share
                                          --------               ---------------

Outstanding At April 30, 2001            3,783,765               $0.25 to $15.63
Granted during the period                1,495,500               $0.22 to $ 0.51
Cancelled during the period               (623,634)              $0.30 to $ 3.97
                                        ----------
Outstanding at January 26, 2002          4,655,631               $0.22 to $12.00

The Company has adopted the disclosure-only provisions of SFAS-No. 123 "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. For SFAS No. 123 purposes, the weighted average fair value of each option granted during the quarter has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.56%, expected volatility of 70%, expected option life of 5 years and dividend payout rate of zero. Using these assumptions, the weighted average fair value of the stock options granted is $0.11 for the quarter ended January 26, 2002. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

If the Company had elected to recognize compensation cost based on the fair value at the grant dates for options issued under the plans described above, consistent with the method prescribed by SFAS No. 123, net loss applicable to common shareholders and loss per share would have been changed to the pro forma amounts indicated below:


                                               Nine months ended       Nine months ended
                                               January 26, 2002        January 27, 2001
                                               ----------------        ----------------

Net loss applicable to common shareholders:

                As reported                     $ (14,234,626)           $ (6,684,150)
                Proforma                        $ (15,499,781)           $ (7,949,404)

Basic and diluted loss per share:

                As reported                     $       (0.47)           $      (0.25)
                Proforma                        $       (0.52)           $      (0.30)


On December 11, 2001, as part of a program to retain its employees, the Company adopted a program to re-price the options of its current employees. The Company also re-priced the options issued to its board of directors and to its chairman of the board. Under the program, the exercise price of current stock options was changed to $0.22 per share. Although each employee could elect not to participate in this program, the exercise price of approximately 2.5 million options was changed to the lower price. Under applicable accounting rules, the Company will have to account for future variations in the price of its common stock above $0.22 per share as compensation expense until the re-priced options are either exercised, cancelled or expire. This calculation will be made each quarter based upon the performance of the Company's common stock in that quarter. Accordingly, operating results and earnings per share will be subjected to potentially significant fluctuations based upon changes in the market price of the Company's common stock. For the quarter and nine months ended January 26, 2002, operating results and earnings per share were not impacted by this re-pricing because the price of the common stock at the end of both periods was below $0.22 per share.

11.      RESTRUCTURING COSTS
In fiscal year 2001, the Company commenced a broad restructuring aimed at achieving profitability and positive cash flow in its fiscal year 2002. Accordingly, in fiscal year 2001, the Company established a $618,000 liability for future cash expenditures associated with this restructuring. During the current fiscal year, the Company charged $254,000 against this liability. The Company will continue to reduce this liability until all amounts are settled or paid.

12.      COMMITMENTS AND CONTINGENCIES
A supplier of parts for the Company's integrated access device product line has filed an action against the Company. The Plaintiff seeks $96,581 for goods sold and delivered, $280,662 for goods allegedly manufactured but not yet delivered and $380,015 for parts allegedly ordered by Plaintiff to fulfill anticipated orders. The Company filed its answer to the complaint, is presently engaged in discovery and intends to vigorously defend this case.

On January 29, 2001, two individuals holding subordinated senior notes totaling $1,000,000 commenced an action in the Circuit Court, Cook County, Illinois against the Company, Cronus, certain former principal shareholders of Cronus and a liquidating trust established by Cronus and its trustees seeking repayment of the notes, together with accrued interest. The Company settled the principal claims on November 30, 2001. In accordance with the terms and conditions of the settlement agreement, the Company will issue to each of these individuals $625,000 in common stock and $62,500 in warrants to purchase shares of the Company's common stock at a premium to current market price. The Company recorded a $241,667 extraordinary loss associated with this transaction in the current fiscal quarter.

The three remaining co-defendants in this lawsuit have filed cross-claims for indemnification against the Company. The Company has denied liability for indemnification in the circumstances of the lawsuit. The Company has filed answers, which include counterclaims, to each claim for indemnity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE PROSPECTS

RECENT FUNDING
In May 2001, the Company raised $3,000,000 through the sale of a 10% senior secured convertible debenture to a private investment corporation. All or any portion of this Debenture may be converted into shares of common stock of the Company by dividing the aggregate principle amount converted together with all accrued but unpaid interest to the date of conversion by $0.446. The entire debenture plus accrued interest is due and payable in a single installment on June 8, 2006, unless sooner accelerated or converted into shares of common stock. In connection with this investment, the Company also issued warrants entitling this investor to purchase 3,363,229 shares of common stock of the Company for $0.5575 per share. The warrants expire on June 8, 2006 and may be called for redemption, by the Company, at such time as the bid price of the Company's shares of common stock remains above $1.12 for 30 (thirty) consecutive trading days.

The Company valued the warrant component of this investment at $525,546 using the Black-Scholes valuation model, and accordingly, recorded this amount as a discount. This discount will be amortized into interest expense over the five year life of the warrants. Amortization charges to interest expense of $26,277 have been recorded in the current fiscal quarter. On a fiscal year to date basis, such charges total $70,072.

On December 11, 2001, in an effort to improve its cash position, the Company temporarily reduced the exercise price of all of its outstanding warrants to $0.22 per share. This re-pricing remained in effect through December 31, 2001. On December 20, 2001, this investor exercised all of its warrants generating $740,000 in additional cash for the Company. During the current fiscal quarter, the Company recorded a $1,135,000 non-cash charge to interest expense associated with this transaction.

When and if exercised, the unexercised warrants associated other prior offerings and agreements would generate a maximum of $11,000,000 in additional cash for the Company. The Company can give no assurance as to whether any warrants will be exercised, nor to the amount of cash that will be generated, if any of these securities are exercised.

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

The Company has reduced its headcount from 103 to 44 fulltime employees and consolidated its two Virginia facilities into one. As a result of these and other cost saving activities, operating expenses have declined by more than $1 million per quarter. One-time charges for these restructuring activities were reflected in the Company's operating results for its fourth fiscal quarter for the year ended April 30, 2001.

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

On December 11, 2001, as part of a program to retain its employees, the Company adopted a program to re-price the options of its current employees. The Company also re-priced the options issued to its board of directors and to its chairman of the board. Under the program, the exercise price of current stock options was changed to $0.22 per share. Although each employee could elect not to participate in this program, the exercise price of approximately 2.5 million options was changed to the lower price. Under applicable accounting rules, the Company will have to account for future variations in the price of its common stock above $0.22 per share as compensation expense until the re-priced options are either exercised, cancelled or expire. This calculation will be made each quarter based upon the performance of the Company's common stock in that quarter. Accordingly, operating results and earnings per share will be subjected to potentially significant fluctuations based upon changes in the market price of the Company's common stock. For the quarter and nine months ended January 26, 2002, operating results and earnings per share were not impacted by this re-pricing because the price of the common stock at the end of both periods was below $0.22 per share.

RESULTS OF OPERATIONS

REVENUE


                                           Fiscal quarter ended           Three fiscal quarters ended
                                        ---------------------------       ---------------------------
                                        January 26,     January 27,       January 26,     January 27,
                                           2002            2001              2002            2001
                                         --------       ----------        ----------      -----------
                                         $949,799       $1,842,651        $3,247,097      $9,691,259

Total revenues decreased $893,000 or 48%, compared with that of the corresponding quarter of the previous fiscal year and $6,444,000, or 66% on a fiscal year to date basis. This decrease is primarily attributable to a decline in unit sales of all of the Company's products associated with a global downturn in the demand for telecommunications equipment.

The fiscal quarter ended January 26, 2002 includes sales of $249,000 to one unrelated third party that represented 26% total revenues. The fiscal quarter ended January 27, 2001 includes sales to five unrelated third parties each of which individually exceeded 10% of total revenues.

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

COST OF GOODS SOLD AND GROSS MARGIN



                                           Fiscal quarter ended           Three fiscal quarters ended
                                        ---------------------------       ---------------------------
                                        January 26,     January 27,       January 26,     January 27,
                                           2002            2001              2002            2001
                                        -----------     -----------       -----------     -----------
Cost of sales                            $306,691        $889,203         $1,352,211      $3,752,549
Gross margin                                   68%             52%                58%             61%



Gross margin on product sales approximated 68% in the current fiscal quarter, compared to 52% recorded in the corresponding quarter of the previous fiscal year. Sales in the quarter were concentrated in the Company's signaling product line which generate higher gross margins than that of the Company's other product lines. On a fiscal year to date basis, gross margin on product sales approximated 58% compared with 61% last year. The Company increased its reserve for inventory obsolescence by $50,000 in the current fiscal quarter and by $200,000 on fiscal year to date basis. These reserve increases negatively impacted gross margins by 6% on both a quarterly and fiscal year to date basis. The Company has a $800,000 reserve for inventory obsolescence, which management believes is adequate.

SELLING,  GENERAL AND ADMINISTRATIVE EXPENSES



                                           Fiscal quarter ended           Three fiscal quarters ended
                                        ---------------------------       ---------------------------
                                        January 26,     January 27,       January 26,     January 27,
                                           2002            2001              2002            2001
                                        -----------     -----------       -----------     -----------
                                         $856,878       $1,813,793        $2,971,688      $5,306,583


Selling, general and administrative expenses decreased $957,000, or 53%, when compared with that of the corresponding quarter in the previous fiscal year and $2,335,000, or 44% on a fiscal year to date basis. In response to the downturn in demand for telecommunications equipment, the Company reduced headcount, cut back on travel and other discretionary expenses, and consolidated operating facilities. Accordingly, associated expenses declined significantly.

RESEARCH AND DEVELOPMENT EXPENSES



                                           Fiscal quarter ended           Three fiscal quarters ended
                                        ---------------------------       ---------------------------
                                        January 26,     January 27,       January 26,     January 27,
                                           2002            2001              2002            2001
                                        -----------     -----------       -----------     -----------
                                         $508,697       $1,481,843        $1,839,717      $4,286,881


Research and development expenditures consist primarily of hardware and software engineering personnel expenses, subcontracting costs, equipment, prototypes and facilities. These expenses decreased $973,000 or 66%, in the current quarter when compared with the corresponding quarter of the previous fiscal year and $2,447,000, or 57% on a fiscal year to date basis. This decrease in expenses is primarily attributable to the reductions in headcount, facility costs and discontinuance of the ChanlComm product line.

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

DEPRECIATION AND AMORTIZATION



                                           Fiscal quarter ended           Three fiscal quarters ended
                                        ---------------------------       ---------------------------
                                        January 26,     January 27,       January 26,     January 27,
                                           2002            2001              2002            2001
                                        -----------     -----------       -----------     -----------
                                         $919,323        $963,418         $2,833,052      $92,919,246


IMPAIRMENT OF  LONG-LIVED ASSETS
Net revenues generated by the Company's signaling product line declined from $6.7 million for the nine months ended January 27, 2001 to $2.1 million for the nine months ended January 26, 2002. Accordingly, the Company continued its review for possible impairment of the related long-lived assets as required under generally accepted accounting principles.

The Company evaluated the long-lived assets of its signaling product line, which consisted of goodwill associated with the acquisition of Cronus Technologies and Comstat Datacomm, for impairment in accordance with SFAS No, 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." The review was based on future undiscounted cash flows. Based on this calculation, the Company recorded an impairment charge of $5,600,000 in the quarter ended October 27, 2001 to reduce goodwill to its estimated net realizable value at that time. The Company continued to see a decline in the revenues generated by it s signaling product line in the quarter ended January26, 2002. Accordingly, the Company performed another review based on undiscounted cash flows. Based on this calculation, the Company recorded an additional impairment charge of $872,533 in the quarter ended January 26, 2002 to reduce goodwill to zero, which is its estimated net realizable value at that time.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to suffer severe cash flow problems. At January 26, 2002, the Company had a cash balance of $204,000. During the current fiscal quarter, working capital deficit increased from $2.3 million at October 27, 2001 to $2.5 million at January 26, 2002. At January 26, 2002, the Company had a current ratio of 0.49 to one.

As of the date of this report, the Company has $30,000 in cash and $350,000 in accounts receivable.

MAY PRIVATE PLACEMENT
In May 2001, the Company raised $3,000,000 through the sale of a 10% senior secured convertible debenture to a private investment corporation. All or any portion of this Debenture may be converted into shares of common stock of the Company by dividing the aggregate principle amount converted together with all accrued but unpaid interest to the date of conversion by $0.446. The entire debenture plus accrued interest is due and payable in a single installment on June 8, 2006, unless sooner accelerated or converted into shares of common stock. In connection with this investment, the Company also issued warrants entitling this investor to purchase 3,363,229 shares of common stock of the Company for $0.5575 per share. The warrants expire on June 8, 2006 and may be called for redemption, by the Company, at such time as the bid price of the Company's shares of common stock remains above $1.12 for 30 (thirty) consecutive trading days.

The Company valued the warrant component of this investment at $525,546 using the Black-Scholes valuation model, and accordingly, recorded this amount as a discount. This discount will be amortized into interest expense over the five year life of the warrants. Amortization charges to interest expense of $26,277 have been recorded in the current fiscal quarter. On a fiscal year to date basis, such charges total $70,072.

On December 11, 2001, in an effort to improve its cash position, the Company temporarily reduced the exercise price of all of its outstanding warrants to $0.22 per share. This re-pricing remained in effect through December 31, 2001. On December 20, 2001, this investor exercised all of its warrants generating $740,000 in additional cash for the Company. During the current fiscal quarter, the Company recorded a $1,135,000 non-cash charge to interest expense associated with this transaction.

ACCOUNTS RECEIVABLE FINANCING AGREEMENT
On February 6, 2001, the Company entered into an accounts receivable financing agreement with Alliance Financial Capital, Inc. Under the terms and conditions of this agreement, the Company can borrow up to the lesser of $3,000,000 or 85% of eligible accounts receivable, as defined in the agreement. The accounts receivable financing agreement bears interest at prime rate plus 1.0% plus an additional 1.5% per invoice funded. The term of this agreement is for twelve months with a minimum average daily account balance of $750,000. This agreement lapsed effective February 6, 2002. The Company did not renew this agreement.

In connection with the acquisition of Cronus, the Company assumed $1,000,000 in debt to two individuals, which is subordinated in priority and payment to all senior debt referenced above. This debt matured on December 10, 2000. The Company settled the principal claims on November 30, 2001. In accordance with the terms and conditions of the settlement agreement, the Company will issue to each of these individuals $625,000 in common stock and $62,500 in warrants to purchase shares of the Company's common stock at a premium to current market price. The Company recorded a $241,667 extraordinary loss associated with this transaction in the current fiscal quarter.

At present the Company has immediate cash needs to fund its operations, fund future expansion and pay research and development expenses. Until the Company can regain the sales volume which has been lost in the past six months, it must rely on a number of strategies for doing so. These include, additional private placements of debt or equity; loans or R&D investments by officers or strategic partners; incentive discounting of accounts receivable to encourage prompt payment, exercise of in the money warrants and options (which would, at present, generate approximately $11,000,000 in additional cash) and sale or licensing of technology. While management is optimistic that the business cycle for the Company's products is turning, historically the time from order decision to purchase and to payment is unpredictable. If the Company is unable to stabilize its cash flow and operations during the next six months, it must seriously consider other more drastic measures, such as sale of all or a part of the Company's assets; a sale of the Company as a whole or a restructuring under State or Federal law. No assurances can be given that the Company will be successful in accomplishing any of these goals or that business will expand, as such expansion is largely dependent upon factors beyond the Company's control.

NINE MONTHS OF FISCAL 2002 COMPARED TO NINE MONTHS OF FISCAL 2001
The Company used $3,181,000 in cash in operations during the nine months ended January 26, 2002 compared to $4,496,000 in cash used in operations during the corresponding period of the previous fiscal year. This $1,315,000 decrease is primarily attributable to an increase in funds generated from accounts receivable and reduced inventory purchases offset by an increase in the net loss for the period, which included non-cash impairment and interest charges.

Cash provided by financing activities is primarily attributable to the sale of a $3,000,000, 10% senior secured convertible debenture to Wesley Clover Corporation and the exercise of common stock warrants attached to this debenture.

RESTRUCTURING COSTS
In fiscal year 2001, the Company commenced a broad restructuring aimed at achieving profitability and positive cash flow in its fiscal year 2002. Accordingly, in fiscal year 2001, the Company established a $618,000 liability for future cash expenditures associated with this restructuring. During the current fiscal year, the Company charged $254,000 against this liability. The Company will continue to reduce this liability until all amounts are settled, or paid.

INCOME TAXES
The Company has estimated its annual effective tax rate at 0% due to uncertainty over the level of earnings in fiscal year 2002. Also, the Company has net operating loss carry-forwards for income tax reporting purposes for which no income tax benefit has been recorded due to uncertainty over generation of future taxable income.

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 142, "Accounting for Goodwill" ("SFAS 142"). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under the Statement, the Company would discontinue the periodic amortization of goodwill effective with the adoption of the Statement. Also, the Company would have to test any remaining goodwill for possible impairment within the first six months of adopting the Statement based on new valuation criteria set forth in the Statement. In the third quarter of fiscal year 2002, the Company wrote off all remaining goodwill due to impairment. Accordingly, the Company believes the adoption of SAS 142 will not have a material impact on its financial position or results of operations. The Statement becomes effective in fiscal 2003.

In August 2001, the FASB approved Statement of Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of the Accounting Principles Board No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121. SFAS 144 retains the requirements of SFAS 141 to recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144 excludes goodwill from its scope, describes a probability weighted cash flow estimation approach, and establishes a "primary asset" approach to determine the cash flow estimation period for groups of assets and liabilities. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Company believes that adoption of SFAS 144 will not have a material impact on its financial position or results of operations.

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

On January 29, 2001, two individuals holding subordinated senior notes totaling $1,000,000 commenced an action in the Circuit Court, Cook County, Illinois against the Company, Cronus, certain former principal shareholders of Cronus and a liquidating trust established by Cronus and its trustees seeking repayment of the notes, together with accrued interest. The Company settled the principal claims on November 30, 2001. In accordance with the terms and conditions of the settlement agreement, the Company will issue to each of these individuals $625,000 in common stock and $62,500 in warrants to purchase shares of the Company's common stock at a premium to current market price. The Company has filed a registration statement with the U.S. Securities and Exchange Commission, which registers these and other shares issued to a third former creditor of Cronus, among others. The Company recorded a $241,667 extraordinary loss associated with this transaction in the current fiscal quarter.

The three remaining co-defendants in this lawsuit have filed cross-claims for indemnification against the Company. The Company has denied liability for indemnification in the circumstances of the lawsuit. The Company has filed answers, which include counterclaims, to each claim for indemnity.

From time to time the Company is the subject of claims by trade creditors. Two such claims, which may be deemed material, have been filed against the Company by two suppliers of parts. One has been settled and is awaiting implementation of a pay-out schedule and the other, which was recently filed by a supplier of parts to the Company's former ChanlComm division, is pending. The Company filed its answer to the complaint and intends to vigorously defend this case.

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

                       FASTCOMM COMMUNICATIONS CORPORATION
                                  (Registrant)




                                                         /s/ Peter C. Madsen
Date: March 12, 2002                              By: __________________________
Peter C. Madsen
President,  Chief Executive Officer
and Chairman of the Board of Directors
 (Principal Executive Officer)


                                                         /s/ Mark H. Rafferty
Date: March 12, 2002                              By: __________________________
Mark H. Rafferty
Vice President, Chief Financial Officer
Treasurer,  Secretary and Director
(Principal Financial and Accounting Officer)